Form 10KSB
period 2002-03-31
XRG INC
filed 2002-07-10
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended March 31, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from ______ to _______


                         Commission File Number 0-49659

                                    XRG, INC.
                                    --------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                             58-2583457
              --------                             ----------
  (State or Other Jurisdiction                  (I.R.S. Employer
 of Incorporation or Organization)             Identification No.)


  100 Fifth Avenue, Suite 614, Pittsburgh, PA                      15222
  -------------------------------------------                      -----
   (Address of principal executive offices)                      (Zip Code)


     Registrant's telephone Number, including area code: (412) 325-1145

     Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [ X ] Yes [ ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's  revenues  for its most  recent  fiscal  year  ended  March  31,
2002........$110,201

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2002 was $-0-.

                               FORM 10-KSB - Index


                                     PART I
                                     ------


                                                                           Page
                                                                           ----
Item 1.  Business.......................................................    2

Item 2.  Description of Property........................................   11

Item 3.  Legal Proceedings..............................................   11

Item 4.  Submission of Matters to a Vote of Security Holders............   11


                                     PART II


Item 5.  Market of the Registrant's Securities
         and Related Stockholder Matters................................   12

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................   14

Item 7.  Financial Statements and Supplementary Data....................   17

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures......................................   17

                                    PART III


Item  9. Directors and Executive Officers of the Registrant.............   18

Item 10. Executive Compensation.........................................   19

Item 11. Security Ownership of Certain Beneficial Owners and Management.   20

Item 12. Certain Relationships and Related Transactions.................   21

Item 13. Exhibits, Consolidated Financial Statements,
         Schedules and Reports on Form 8-K..............................   22

         Signatures.....................................................   23

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about XRG, Inc.'s industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.


                                     PART I
                                     ------

ITEM 1.  BUSINESS

         We were originally incorporated in New Jersey in December 1976, under the name of Natural Resources Guardianship International, Inc and by amendment changed our name to XRG International, Inc. in September 1978. Between 1976 and 2000, we had been engaged in an unrelated business. From 1976 through 2000, we developed, manufactured, and marketed fuel catalysts for gasoline and diesel engines. During this period we invested in excess of $2.5 million on research and development of our products at testing facilities at Carnegie Mellon University and SATRA Automotive Testing Laboratories. We marketed our products to large commercial, industrial, and marine customers and to operations that repackaged our products for retail sale under their own brands. We generated sales of approximately $4 million in fiscal year 1982. We shifted our marketing emphasis to a retail product line which was met with high competition from lower priced comparable products. This competition coupled with the recession of the early 1980's resulted in decreased revenues and our Chapter 11 bankruptcy filing in November 1983. We were able to restructure our operations and emerge from bankruptcy in 1984, however, our revenues had declined to a point from increased competition where we could not recover. Our revenues in fiscal years 1986, 1987, and 1988 were $47,000, $159,000, and $250,000, respectively. Our operations generated minimal revenues from 1988 to 2000.

         After our original business plan ceased, we became a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states.

         In March 2000, XRG International, Inc. agreed to issue USA Polymers, Inc. a Florida Corporation, 3,000,000 shares of our Common Stock for certain intangible assets of the company. USA Polymers, Inc. is controlled by our current officers and directors and had developed a unique strategy for a consolidation plan in the injection molding industry. We acquired its trade name, business plan, target acquisition lists, and management. The shareholders of USA Polymers gained effective control of XRG International, Inc. Subsequent to the purchase, we decided to abandon this business plan and the acquired assets were deemed to have no value to XRG International, Inc. and the loss was charged to expense for the period ended March 31, 2000.

         In order to restructure our operations to reflect our new line of business, XRG, Inc.("XRG"), a privately owned Delaware Corporation, with no significant operations from its inception in November 2000, merged with XRG International, Inc. in December 2001. XRG, Inc. a Delaware Corporation, was controlled by our current officers and directors, therefore these merged entities were under common control. XRG, Inc. was originally incorporated under the name of USA Polymers, Inc., a Delaware Corporation and by amendment, changed its name to XRG, Inc. Pursuant to the terms of the Agreement and Plan of Merger XRG International, Inc. exchanged all of its outstanding shares of Common Stock, for approximately 70% of the common stock of XRG, Inc, a Delaware Corporation in a reverse merger transaction. XRG, Inc., a Delaware Corporation was considered the Surviving Corporation and the acquirer for accounting purposes. Upon completion of the merger, we were no longer considered a "blank check" company. XRG is classified as a development stage enterprise and provides the management expertise for our consolidation plan in the freight transportation business.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         We have completed our restructuring and our business plan now focuses on acquiring and operating both asset and non-asset based truck-load carriers, and to market our administrative and logistical expertise to freight shippers in the contiguous 48 states. We are currently providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for one of our targeted acquisitions at a service fee equal to 3% of its gross billings. During the fourth quarter and the year ended March 31, 2002, we generated $110,201 in revenues from these administrative services.

Overview

         XRG plans on consolidating established and profitable truckload carriers throughout the United States that have long-term customer relationships and typically generate revenues between $5 and $20 million. We believe that these acquisitions will enable us to diversify our customer base, technical capabilities and geographic areas served. This consolidation opportunity provides us with an opportunity to generate substantial business.

         Our philosophy within the truckload industry is to hire out the "purchased transportation". This allows us to avoid the greatest shortfall that carriers that own their own equipment face, utilization. Equipment that is not under load is a cost to the typical carrier. Because we contract for the equipment, only trucks pulling loads incur expenses. This cost is contracted for prior to the load being picked up, and is typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment are also the responsibility of the equipment owner, and not us.

         Currently, We are only providing administrative services for one customer located in Pittsburgh, Pennsylvania. On February 1, 2002, XRG, Inc. created a new subsidiary, XRG G&A, Inc. and executed an Administrative Services Agreement with KDK TRANSPORT, INC. which permits XRG G&A to provide administrative services for a period of five years unless terminated by KDK upon 30 days prior written notice to XRG. XRG G&A, Inc. collects a 3% service fee payable weekly based on KDK's trucking and brokerage gross billings for the prior week. XRG has generated $110,201 in revenues during the period from February 1, 2002 until March 31, 2002. Related expenses were $107,831 resulting in a gross margin of $2,370.

         During the year ended March 31, 2002, we incurred a loss of $324,136. We have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We had a cash balance at March 31, 2002 of $315,179 and working capital of $193,621. The primary source of our working capital during the year ended March 31, 2002, was from the issuance of notes payable. We believe that our current cash resources and access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $25,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

Industry

          Trucking has evolved rapidly over the last 20 years and has proven to be the preferred mode of transportation of most manufactured goods and commodities. According to Standard and Poor's, Trucking is the nation's dominant form of freight transportation and accounted for approximated 81% of the nation's freight cost in 1997. The growth in trucking is the result of the ability for trucking companies to create customized transportation services that provide more flexibility that other means of transportation like railroads . As a result of the growth in the truckload industry and the increasing demand for the timely and expeditious movement of freight, new opportunities are emerging for carriers that have the expertise to meet the needs of today's sophisticated shippers. The just-in-time revolution helped integrate trucking into a shipper's business processes. These companies depended heavily on the ability of trucking to deliver goods at set times in order to reduce inventories in the production process. According to Standard and Poor's, the highly fragmented truckload carrier segment was approximately a $372 billion industry in 1997. Of the 458,634 interstate motor carriers on file in 1998, approximately 70% operate six or fewer trucks according to the Office of Motor Carriers, Washington, D.C.. Our business plan focuses on acquiring smaller trucking companies in this segment, however, to-date we have not completed any acquisitions that provide us current market share.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

Business Strategy

         Our business strategy focuses on initially providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for targeted trucking company acquisitions. These services are attractive to small trucking companies and will provide the necessary foundation for the eventual acquisition of these established and profitable truckload carriers. These businesses have established long-term relationships with existing customers to provide freight shipping services within the United States. Management believes that significant acquisition opportunities currently exist within the truckload carrier industry. The industry is highly fragmented, management estimates that only 1% of carriers have annual revenues in excess of $100 million. In evaluating specific carriers for acquisition, we will consider the following factors:

          o   Profitability
          o   Gross margin
          o   Experienced personnel
          o   Management team
          o   Compatibility or synergies
          o   Reputation
          o   Customer base
          o   Efficiencies, equipment capacity

         Other factors such as the property's location, potential for expansion, vertical and horizontal integration, competitive market position, pricing structure, and technical and management expertise are evaluated.

         There  are  several  reasons  why  established,   profitable,  trucking
companies with long-established customer bases would want to be acquired by XRG, Inc.

         Liability insurance for trucking companies has risen substantially in recent years which has made it difficult for small trucking companies to absorb these costs. The primary claims consist of cargo loss and damage and auto liability (personal injury and property damage). After several years of aggressive pricing, insurance carriers have raised premiums which has increased trucking companies' insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, will likely result in additional increases, especially for small trucking companies. Future insurance increases may cause these companies to be less profitable, therefore, limiting their marketability and exit strategies, as well as, reducing their ability to raise capital through debt or equity placements to expand or maintain their businesses. After consolidating several of these trucking companies, XRG, Inc. will be in a better position to negotiate lower insurance premiums.

         We have focused our efforts on privately owned closely held trucking companies that typically generate revenues between $5 and $20 million. In many cases, these targeted acquisitions are family owned businesses in which the founder is planning for his or her retirement. XRG's acquisition strategy allows these companies to be acquired and operate autonomously which essentially provides them the ability continue to operate as a "family" business. Founders have the choice and flexibility of retiring or remaining involved with the business. In any case, they have received consideration for their business and XRG will rely on the management team to continue operating the business. XRG will only target acquisitions that contain management teams that continue operating the trucking company successfully after the founder retires. In most cases, these trucking companies have grown to their limit based upon the resources that are available to them. Historically, bank credit limits and insurance liability limits have dictated their growth constraints. XRG will obtain economies of scale in this regard as we acquire these companies and are able to obtain better credit and insurance limits.

         Small trucking companies have a difficulty acquiring "backhauls" which refer to a load of freight that permits a truck to return to the company's headquarters with a loaded truck, rather than an empty one. By completing acquisitions and implementing our information system at each location we can improve the dispatch system to help all carriers with load matching and thereby improving utilization.

         Increased competition from larger trucking companies has reduced margins for the smaller operators. XRG seeks to regain these margins through acquisitions and economies of scale to better compete with larger haulers.
Centralizing the administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services will allow us to reduce costs and is an important aspect for increasing our acquired company's margins.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         In acquiring a particular business, XRG will follow a disciplined approach utilizing specific operating and financial criteria. We develop pro forma financial statements for acquisition candidates that reflect estimates of revenue and costs under the target Company's current ownership and utilize such information to determine a reasonable purchase price. The following outlines the material steps of our disciplined approach:

     o We will identify a potential candidate primarily through our own knowledge and experience in the business. This cost is minimal, and the time varies depending on the status of other acquisitions in the process. Generally, the number of potential candidates exceeds our ability to make introductions, and new opportunities are constantly being presented.

     o We review the candidates' most recent financial information to determine if the carrier operates profitably, or if not, whether we can provide any expertise to adjust operating ratios. We can generally determine whether a candidate fits our acquisition parameters within a week of receiving the requested information. Current management is involved in this process; therefore no additional costs are incurred.

     o If a candidate is determined to be a likely fit, we will arrange a one day on site meeting to extract more information about the carrier, meet the owners, and familiarize ourselves with the current operating staff. This process requires one to two days of travel, and costs are generally limited to travel and overnight expenses that typically do not exceed $2,500.

     o    Upon  review of  information  gathered  from the on site visit we will
          determine  if  the   candidate   fits  our  criteria  for  a  credible
          acquisition target. In particular, we will look for the following:

               a.       Profitability
               b.       Capability of onsite management
               c. Quality of customers and their associated credit worthiness.
               d. Valuations and selling price expectations of the founder.
               e.       Reasons for wanting to sell.

     o If the candidate is a viable target, we will prepare an offer that is constructed to meet his price under our terms. We then submit the offer to the owner, negotiate any adjustments, and work toward a signed letter of intent. This process is the most lengthy and can take from a few weeks to as much as six months to complete. Again the process is conducted by current management and generally no additional costs are incurred.

     o If the letter of intent is agreed to by both parties, documentation is prepared by our attorneys while on site due diligence is conducted. This process can take 30-60 days, and can cost $20,000 to $30,000.

     o Finally, assuming that the due diligence does not uncover any misstatements, and the final purchase agreements do not vary significantly from the original proposal, the acquisition will be closed within 30 days after the purchase agreement is signed by XRG and the trucking acquisition.

         We believe that we can assemble the most talented personnel, minimize downside risk of volume loss to competitors, and provide opportunities for increased profitability with our operating formula which includes the following elements:

     o We seek and identify trucking company operations for potential acquisition that have maintained their operating costs at 75% of gross revenue and sales, marketing, and dispatch costs at 10% of their gross revenues. After these potential targets are acquired, any savings below this 85% threshold will be retained by current management of the operation as an incentive in the form of a bonus. In our experience, a typical operator can maintain costs at 82% to 83% of revenues.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

     o We will consolidate the management of insurance, financing costs, and backroom administrative services at a central administrative office at a cost of approximately 8% to 10% of the acquired company's gross revenues. We expect to gain economies of scale as we grow internally through acquisitions. Our costs of providing these services will decrease as we achieve lower insurance costs through greater bargaining power, however, there is no assurances that we will be able to achieve this. We are currently charging 3% of revenues for administrative services for one customer. These services do not currently include the management of insurance and financing costs which accounts for the 5% to 7% difference.

         We are optimistic that our business strategy and operating formula will entice many small trucking companies to be acquired by us. To-date we have not completed any acquisitions. There is no assurance that our business strategy and operating formula are viable, or whether, we will be able to complete an acquisition in the future. Currently, we provide our administrative services to one customer. We have identified ten small trucking companies for potential acquisition that fit our criteria and are actively pursuing four, however, none have agreed to come on board.

         We plan to retain all key personnel of acquired businesses and provide them with significant operating responsibility to assure the seamless continuation of service levels in order to maintain customer relationships. We will benefit from our strong management team supported by an autonomous regional team that has the knowledge and expertise to appropriately meet the needs of their local customers.

         XRG typically seeks either employment or non-compete agreements with former owners and management, as the situation dictates. Key technical and management personnel are offered employment agreements, along with incentives to encourage their continued loyalty to the company. Employment agreements typically remain at similar salary levels as before the completion of the acquisition. Significant performance incentive bonuses could be realized by any savings below our 85% threshold which will be retained by the current management of the operation. For example, an acquired trucking company that generates $10 million in revenues would provide $300,000 per year at an 82% cost threshold in incentive bonuses for the trucking company's management. Our largely performance based compensation arrangement will align XRG's cash requirements with the successes of its acquisitions. In addition, we will centralize certain financial, accounting, legal, administrative, employee benefit, and sales functions to create a more efficient operating structure in our administration.

Sales, Marketing, and Distribution

         Our primary marketing emphasis will be to develop and maintain close working relationships with our acquired trucking company's sales departments which, in turn, have strong relationships with their logistic and shipping departments. Sales to our acquired trucking company's customer base will be made directly by their sales staff and XRG will provide resources and assistance, as required, to this staff. These teams will service customers and assist them in programs to provide the most efficient logistics services possible. We have not begun our efforts in assembling a sales team. We plan on acquiring members of this team by acquiring trucking companies and utilizing their sales personnel. Therefore, XRG will be in a position to attract the most experience sales personnel that are most familiar with the individual acquisition's trucking operations.

         XRG intends on developing a marketing department that will actively take advantage of opportunities for new business, share sales leads, and provide other cross marketing. Consolidation economies will allow for more competitive pricing and payment terms with both customers and vendors. We will also develop a detailed and budgeted marketing program for each acquired business based on the needs and opportunities of the local market. We believe that selected acquisition candidates have tremendous opportunities to increase market share internally by implementing these various programs, however, there is no assurance that we will be able to successfully implement our marketing programs.

Operations

         XRG, as it grows through acquisitions, will be able to realize efficiencies that carriers could not benefit from individually. Examples of these economies are the pooling of marketing and technical expertise; savings associated with sophisticated information systems that provide real time information on pricing, and equipment utilization, and the better use of a larger shipper base for more profitable backhauls.

         Our information system is currently in its initial stages of implementation. It is expected that this system will be fully functional in fiscal year 2003. Our expenditures to-date on our information system are

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

approximately $15,000 and we expect to spend an additional $35,000 to complete its implementation. This proprietary system was originally developed approximately 15 years ago and it was originally developed to control, and enhance the operation of a non-asset based trucking carrier. The software was developed using the FoxPro database and has been upgraded to the new Microsoft Windows version of this database. It was developed to allow transactions tracked to be integrated on a real time basis into SBT Accounting Systems for financial management purposes. It will provide 24-7 automated advancement and payoff of truck drivers and the integration of safety and DOT compliance. All credit and collections procedures have been automated to prevent a load from being transported for a customer that either has poor credit or exceeds designated credit limits. In addition, credit and collection personnel are able to track invoices over prescribed aging limits. Finally, the system will allow us to communicate real time on line with our customers, lending sources, and banking sources. We are continually enhancing the system to allow the assimilation of other carriers, both asset and non-asset based. In addition, we are proceeding with the introduction of Citrix software as our communication platform to further enhance our abilities to share information on a real time basis.

         XRG intends on developing an autonomous management structure to best maintain existing customer relationships. This philosophy requires that newly acquired carriers maintain their individual identities. Each of these businesses will operate as a separate subsidiary and division of XRG. Advertising and other promotional materials, including invoices, purchase orders, and other paperwork will depict the acquired company's existing logo and name. This strategy will help continue the customer goodwill each acquired company has built up over the years. While our operating style will allow local operators significant responsibility in daily operating decisions, financial parameters jointly established during the budgeting process are monitored by senior management through the our centralized management information systems.

         In addition, XRG will establish a compensation structure designed to maintain and create "ownership incentives" for divisional personnel. We plan on rewarding personnel with bonuses tied to the achievement of certain objectives and by developing an employee incentive stock option plan. Option plans, and other incentive programs, are in addition to the stock that "owner entrepreneurs" receive as part of the purchase price when we acquire their business. It is the our philosophy to structure acquisitions such that the sellers remain with us, and that they accept our securities as part of their sale proceeds. We believe that this will help to insure an orderly, and profitable transition, and will increase the former owner's incentive to continue to grow his or her business and benefit from future stock appreciation. We plan on acquiring trucking companies using our cash, stock, bank financing, and owner financing. Management will determine the mix of these financing alternatives on a case by case basis depending on the owner's needs and our availability of capital.

         The key elements in the our operating strategy include the following:

          o    Expand sales for acquired divisional carriers.

          o Acquire additional truckload carriers allowing XRG to diversify product lines and expand geographical markets.

          o Pursue long-term relationships with new customers through new marketing programs.

         The greatest barrier to national market dominance by any one, truckload carrier, is the enormous cost in equipment procurement, maintenance, and most importantly utilization.

         Utilization refers to the number of miles a tractor and trailer travel under load as a percentage of total miles driven. Proper utilization is the responsibility of the dispatch department which plans either in advance, or as the initial shipment is being moved, the return trip with as little deadhead (unloaded miles) as possible. It is imperative to have a system in place so that a dispatcher can monitor available loads and available equipment to be loaded to assist in the planning process. Proper utilization provides greater efficiencies which enhances our revenues as more shipments can be accommodated. A portion of the each acquisition's management team compensation is tied effectively to utilization. Improper equipment procurement, maintenance, and utilization would reduce or eliminate significant bonuses. In addition, under utilization could have a negative effect on the profitability of XRG, Inc. There is no assurance that acquired companies will be able to maintain profitable operations after being acquired.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         Our strategy is to continue to use fleets and owner operators that are responsible for equipment costs. This eliminates the problems of under utilization of equipment, improper maintenance or inefficient operating procedures. The truck payment is contracted for as a percentage of gross revenue, therefore our costs are fixed, and known. Small truckload carriers operate throughout the United States, conducting their businesses with local customers. Consolidating these small carriers provides them with the size and capital structure to compete more effectively in their local markets, while maintaining the close relationships that these companies developed over the years. Management believes that the "divisions of" strategy separates XRG from other consolidation players, because it allows the management, and employees of the acquired company to continue those services that its customers have relied on. This philosophy also allows the company to maintain its own unique culture and environment that the company's employees have become comfortable with, and depend on. XRG management believes that the typical strong bond between the acquired companies and its employees must be maintained. This should then allow for a smooth and seamless acquisition process. Within a larger organization, the acquired companies can benefit from a professional sales force, sophisticated management information systems, and a larger universe of shippers to make use of for more profitable backhauls.

         XRG's divisions will remain autonomous from a management perspective, however, many accounting and administrative functions will be consolidated at the corporate offices. Such functions include:

          o        Purchasing
          o        Accounts Receivables
          o        Accounts Payable
          o        Payroll

         A state-of-the-art management information system, featuring the use of application server technology, will be implemented to handle accounting, load processing, and other system functions. This system will provide information on load levels, equipment maintenance and utilization, load costing, and profitability. Server technology will allow management to implement the system at each location with ease, and allow the use of any PC equipment on hand, to provide real time information to both local operators and central management. The system will be developed to a point where each sales representative has access to "on-line" information while in the field. Quotations will be given at the customer's offices and delivery times based on equipment scheduling can be established. This management information system provides truckload carriers tremendous competitive advantage over local competitors.

         We intend to acquire carriers, which have a strong presence in a number of unrelated markets. This approach allows us to diversify the type of shipper we conduct business with to reduce the risks of unfavorable market conditions or downturns in specific markets. In addition, we are able to pool our technical expertise across these markets. XRG will focus its marketing efforts on maintaining long-term relationships with existing customers while pursuing new customers in all of our target markets. Our customers typically will have relationships with a limited number of carriers. Bills of lading depicting the name of the carrier are issued upon picking up the load. Signed delivery receipts are released by the consignee upon the completed delivery of the freight, at which time, the cost of the load, is invoiced by the carrier. Customers provide the Carrier with periodic forecasts of their requirements, which are updated regularly.

         Rates are typically negotiated with the shipper, and are based on the type of freight to be hauled, the length of haul, the area of delivery, and any other unique aspects of the load. As shippers typically seek rate reductions from time to time, our ability to improve operating performance is generally dependent on increasing efficiency through increased automation. Since we do not own the equipment, and the costs of "purchased transportation" (all costs associated with the operation of the equipment) are fixed, operational efficiencies are the responsibility of the operator.

         There are three types of potential target candidates we will be seeking. Depending on the type of carrier, XRG will be acquiring the following:

          o Non-asset based carriers whose clients are agents with or without their own equipment. The revenue equipment is leased to the carrier, however it is either owned by an owner-operator, or the agent who employs drivers to operate its equipment. In this situation we will be acquiring customer bases, employee bases, leases on physical facilities, equipment leases, operating licenses, trade names, and sales forces.

          o Non-asset based carriers whose customers are traditional shippers, and who employ owner-operators to haul the freight. Again these owner-operators are leased to the carrier. In this situation we will be acquiring customer bases, employee bases, leases on physical facilities, operating licenses, trade names, and sales forces.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

          o Traditional asset based carriers that owns their own equipment, and have shippers as customers. In this case we would operate the carrier similar to a non-asset based carrier described above and require that management be responsible for operating the carrier at 85% of gross revenues. In this situation, we will be acquiring customer bases, employee bases, leases on physical facilities, equipment leases, operating licenses, trade names, and sales forces.

Competition

         The truckload carrier industry is highly fragmented and characterized by intense competition. As a result, our targeted acquisitions typically will have customers that are financially sound, that require equipment that is predominately in their fleet, and whose business ships mostly truckloads on a steady basis. This focus provides for improved customer relationships and allows both XRG and its customers to work together to respond quicker to shipping requirements and changes.

         We believe that none of our potential competitors will have a dominant position in the market, although certain of XRG's competitors may have greater financial, marketing, equipment, and/or other resources than XRG. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. XRG's consolidation strategy seeks to alleviate some of these threats by establishing centralized marketing programs and sharing technical and management expertise. XRG's management believes that carriers primarily compete based on responsiveness to customer needs, delivery time, volume capabilities, technical expertise, and price. XRG's primary competitive strengths will be its ability to provide reliable service, while maintaining superior delivery on a just-in-time or scheduled lead-time basis.

         Although there are many truckload carriers engaged in the hauling of freight in the United States, few are successful at utilizing the latest information technology to efficiently handle the vast amounts of data, and paperwork generated by the movement of freight. This includes not only the paperwork necessary to properly bill and collect on a load, but the tremendous amount of information required by the various regulatory agencies.

         Carriers have built relationships with customers over the years. Solid reputations for on time deliveries, operational expertise, and equipment availability coupled with skilled driver requirements have created an effective barrier to entry for new companies trying to enter this industry. Carriers primarily serve customers within their own regions and over the years have formed strong long-term relationships with them.

         The transportation industry is highly competitive. We will compete with, and expect to continue to compete with, numerous national, regional and local trucking companies, many of which have significantly larger operations, greater financial, marketing, human, and other resources than us. We may compete on a limited basis with companies such as Landstar System, Inc. We anticipate that competition may increase in the future. There can be no assurance that we will successfully compete in any market in which we conduct or may conduct operations.

Regulation

         The trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated truckload carriers' operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"), but a lack of regulations implementing such transfers currently prevents us from assessing the full impact of this action.

         Each potential acquisition will be regulated by the United States Department of Transportation ("DOT") and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, we may transport most types of freight to and from any point in the United States over any route selected by us.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. All of our drivers will be required to have national commercial driver's licenses and will be subject to mandatory drug and alcohol testing. The DOT's national commercial driver's license and drug and alcohol testing requirements may adversely affected the availability of qualified drivers to XRG.

         Motor carrier operations may also be subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. It is our intention to transport a minimum amount of environmentally hazardous substances. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

         Our operations may involve certain inherent environmental risks. We may maintain bulk fuel storage and fuel islands at several of our acquired facilities. Our operations may involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.

Employees

         We   currently   have  twelve   employees.   Nine   employees   provide
administrative services and three are in management. No employee is represented by a labor union. We consider our employee relations to be good.

Risks Related to our Business

          o Losses from Operations; Accumulated Deficit; and Negative Net Worth. We have incurred substantial losses since we were formed. From the date of our formation through March 31, 2002, we incurred net losses of $15,867,828. $15,405,274 of this loss is related to the previous dormant operations of XRG International, Inc. Our losses During the year ended March 31, 2002 and 2001, were $324,136 and $123,389, respectively. There can be no assurance that the Company will be able to generate sufficient revenues to allow the Company to achieve profitable operations.

          o    Need  for  Additional  Financing.   We  will  require  additional
               financing in the future to support our operations and any expansion plans may result in additional dilution to shareholders. There can be no assurance that our operations will supply the revenues necessary for such purpose. There can be no assurances given that such financing will be available in the amounts required or, if available, that such financing may be obtained on terms satisfactory to XRG.

          o Loss of Key Personnel. The loss of the services of Mr. Brennan, our Chief Executive Officer, could have a material adverse effect on the Company. XRG does not maintain any key man life insurance on the life of Mr. Brennan. In addition, there is no assurance we will be able to attract other competent and qualified employees on terms deemed acceptable to us to implement our expansion plans.

          o Future Acquisitions. We plan on expanding our business, in part, through the acquisition of small trucking businesses. In attempting to locate and consummate such acquisitions, we may be competing with other prospective purchasers of the acquisition candidate, many of which may have greater resources than us. There can be no assurance that suitable acquisition candidates can be identified and acquired on terms favorable to us, or that the acquired operations can be profitably operated or integrated into the XRG's operations. In addition, any internally generated growth experienced by XRG could place significant demands on our management, thereby restricting or limiting our available time and opportunity to identify and evaluate potential acquisition, candidates. The ability of XRG to consummate acquisitions will depend on our ability, to obtain sufficient financing on acceptable terms, of which there can be no assurance. To the

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

               extent management is successful in identifying suitable companies for acquisition, we may deem it necessary or advisable to finance such acquisitions through the issuance of Common Stock, securities convertible into Common Stock, or debt financing, or a combination thereof. In such cases, the issuance of Common Stock or convertible securities could result in further dilution to the purchasers at the time of such issuance or conversion. The issuance of debt to finance acquisitions may result, among other things, in the encumbrance of certain of XRG's assets, may impede the our ability to obtain bank financing, and decrease our liquidity.

          o Lack of Public Trading Market. There is no public trading market for XRG's common stock and it is not listed on any exchange. In order for our shares to commence trading on the OTC:BB electronic bulletin board, XRG is required to have its Form 10-SB Registration Statement cleared with the SEC. XRG will not be able to commence trading on the OTC:BB electronic bulletin board until we have responded to the SEC staff's comments and filed an amendment for our Form 10-SB. There is no assurance that the NASD will clear a Form 15c2-11 or that XRG will able to locate a market maker that will initiate quotations for XRG's securities on the OTC:BB electronic bulleting board. In addition, the SEC and the NASD have adopted certain rules effecting "penny stocks". As a result of the rules regulating "penny stocks", the market liquidity for our securities is adversely affected by limiting the ability of broker-dealers to sell XRG's securities and the ability of purchasers to sell their securities in the secondary market.

          o Dependence on One Customer. All of our revenue is generated from a one major customer. Generally, we will not have long term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by this customer would have a materially adverse effect on our business and operating results.


ITEM 2.  DESCRIPTION OF PROPERTY

         XRG, Inc. leases approximately 1,000 square feet of office space at 100 Fifth Avenue, Suite 614, Pittsburgh, PA, 15222, which is currently used for our principal executive offices. The lease for the offices expires in September 2006. The monthly rent for the offices is approximately $1,100.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a materially adverse effect on us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

         None

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

                                     PART II
                                     -------

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Value

         There is no public trading market for XRG's common stock and it is not listed on any exchange. We plan to apply for listing on the OTC Bulletin Board and anticipate trading by fiscal year ending 2003.

Description of Securities

         The authorized capital stock consists of 15,000,000 shares of common stock, $.001 par value ("Common Stock"), and 5,000,000 of preferred stock, $.001 par value ("Preferred Stock"), issuable in series. The following description of our capital stock is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, which are included as exhibits to this registration statement and by the provisions of applicable Delaware law.

Common Stock

         As of March 31, 2002, there were 9,087,822 shares of Common Stock, par value of $.001 per share outstanding, held of record by approximately 1,300 stockholders.

         The holders of Common Stock are entitled to one vote per share for the selection of directors and all other purposes and do not have cumulative voting rights. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, and in the event of the liquidation by XRG, Inc., to receive pro-rata, all assets remaining after payment of debts and expenses. Holders of the Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions. In the event of dissolution, whether voluntary or involuntary, of XRG, each share of the Common Stock is entitled to share ratably in the assets available for distribution to holders of the equity securities after satisfaction of all liabilities. All the outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

         Our Board of Directors (without further action by the shareholders) has the option to issue from time to time authorized un-issued shares of Preferred Stock and determine the terms, limitations, residual rights, and preferences of such shares. We have the authority to issue up to 5,000,000 shares of Preferred Stock pursuant to action by our Board of Directors. As of March 31, 2002, we have not issued shares of our Preferred Stock.

Certain Provisions of the Certificate of Incorporation and Bylaws

         Our Certificate of Incorporation provides that no directors shall be personally liable to XRG or our stockholders for monetary damages for breach of fiduciary duty as a director except as limited by Delaware law. Our Bylaws provide that we shall indemnify to the full extent authorized by law each of our directors and officers against expenses incurred in connection with any proceeding arising by reason of the fact that such person is or was an agent of the corporation.

         Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934, (collectively, the "Acts") as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Dividends

         We do not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of our Board of Directors and will depend upon, among other factors, earnings, capital requirement and the provisions of Delaware law. There are no restrictions other than set forth herein that are applicable to the ability of us to pay dividends on our common stock. Future issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

Transfer Agent

         Our transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005.

Shares Eligible for Future Sale

         We believe all of the outstanding shares of common stock aggregating 9,087,822 shares of common stock will be eligible for sale pursuant to Rule 144 under the Securities Act of 1933, subject to restrictions of offers and sales of such securities by "insiders" as that term is defined under the Securities Act of 1934 and anticipates trading by fiscal year ending 2003.

Penny Stock Considerations

         Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When XRG's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges, therefore we will be subject to Penny Stock Rules. As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with our audited financial statements as of March 31, 2002 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

         The statements that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

         The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

         In light of the significant uncertainties inherent in the forward-looking statements included herein the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

GENERAL

         XRG plans on consolidating established and profitable truckload carriers throughout the United States that have long-term customer relationships and typically generate revenues between $5 and $20 million. We believe that these acquisitions will enable us to diversify our customer base, technical capabilities and geographic areas served. This consolidation plan provides us with an opportunity to rapidly develop our business.

         Our philosophy within the truckload industry is to hire out the "purchased transportation". This allows the Company to avoid the greatest pitfall carriers that own their own equipment face, utilization. Equipment that is not under load is a cost to the typical carrier. Because the Company contracts for the equipment, only trucks pulling loads incur expenses. This cost is contracted for prior to the load being picked up, and is typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment are also the responsibility of the equipment owner and not XRG.

         Currently, We are only providing administrative services for one customer located in Pittsburgh, Pennsylvania. On February 1, 2002, XRG, Inc. created a new subsidiary, XRG G&A, Inc. and executed an Administrative Services Agreement with KDK TRANSPORT, INC. which permits XRG G&A to provide administrative services for a period of five years unless terminated by KDK upon 30 days prior written notice to the Company. XRG G&A, Inc. collects a 3% service fee payable weekly based on KDK's trucking and brokerage gross billings for the prior week. XRG has generated $110,201 in revenues during the period from February 1, 2002 until March 31, 2002. Related expenses were $107,617 resulting in a gross margin of $2,370. We are considered a development stage enterprise.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         During the year ended March 31, 2002, we incurred a loss of $324,136. We have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We had a cash balance at March 31, 2002 of $315,179 and working capital of $193,621. The primary source of our working capital during the year ended March 31, 2002, was from the issuance of notes payable. We believe that our current cash resources and access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $25,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

         We are optimistic that our business strategy will entice many small trucking companies to be acquired by us. To-date we have not completed any acquisitions. There is no assurance that our business strategy is viable, or whether, we will be able to complete an acquisition in the future. Currently, we provide our administrative services to one customer. We have identified ten small trucking companies for potential acquisition that fit our criteria and are actively pursuing four, however, none have agreed to come on board.

         To complete the initial stages of our business plan, which we view as completing our first trucking company acquisition, we estimate that we will require an additional $1 million capital infusion. We plan on raising this capital through either debt or equity financing, however, there is no assurance that will be able to obtain financing on favorable terms to complete this acquisition.

         We have incurred substantial losses since we were formed. From the date of our formation through March 31, 2002, we incurred net losses of $15,867,828. $15,405,274 of this loss is related to the previous dormant operations of XRG International, Inc. Our losses During the year ended March 31, 2002 and 2001, were $324,136 and $123,389, respectively.

RESULTS OF OPERATIONS

Year ended March 31, 2002 compared to the year ended March 31, 2001

         XRG generated $110,201 in revenues during the period from February 1, 2002 until March 31, 2002 from our administrative services provided to one customer. Related expenses were $107,831 resulting in a gross margin of $2,370. These services are an important foundation for the eventual acquisition of trucking companies. We continue to focus our efforts primarily on identifying profitable truckload carriers throughout the United States for acquisition and securing financing to support our business.

         For the year ended March 31, 2002, total selling, general and administrative expenses were $280,493 as compared to $119,651 for the same period of the previous year, an increase of $160,842 or 134%. This increase is the result of an increase in consulting, travel, and office costs, plus additional legal and accounting costs associated with preparing and filing our Form 10-SB Registration Statement.

         Interest expense for the year ended March 31, 2002 and 2001 was $46,013 and $3,738, respectively. This increase of $42,275 or 1131% is associated with an increase in long-term debt of $600,000 from March 31, 2001 to March 31, 2002.

         We had a net loss of $324,136 for the year ended March 31, 2002 as compared to a loss of $123,389 for the prior year period. This increase in the operating loss over that of the preceding year period is the result of an increase in consulting, travel, and office costs, as well as higher interest expenses associated with our long-term debt.

         The loss per share was $0.04 per share for the year ended March 31, 2002 as compared to a loss per share of $0.02 for the for the year ended March 31, 2001. The weighted average shares outstanding for the year ended March 31, 2002 was 7,498,156 as compared to 6,327,597 for the preceding year period ended March 31, 2001.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

Year ended March 31, 2001 compared to eleven months ended March 31, 2000

         There were no revenues for the year ended December 31, 2001 and the eleven months ended March 31, 2000. We focused our efforts primarily on identifying profitable truckload carriers throughout the United States for acquisition and securing financing to maintain our business.

         For the year ended March 31, 2001, total selling, general and administrative expenses were $119,651 as compared to $12,029 for the eleven month period of the previous year, an increase of $107,622 or 895%. This increase is the result of an increase in consulting, travel, and office costs, plus additional legal and accounting costs associated with preparing and filing our Form 10-SB Registration Statement.

         Interest expense for the year ended March 31, 2001 and the eleven months ended March 31, 2000 was $3,738 and $-0-, respectively. This increase of $3,738 is associated with our long-term debt increase of $85,000 during the current period.

         We had a net loss of $123,389 for the year ended March 31, 2001 as compared to a loss of $15,029 for the prior eleven month period. This increase in the operating loss over that of the preceding eleven month period is the result of an increase in consulting, travel, and office costs, as well as higher interest expenses associated with our long-term debt.

         The loss per share was $0.02 per share for the year ended March 31, 2001 as compared to a loss per share of $0.00 for the eleven month period in 2000. The weighted average shares outstanding for the year ended March 31, 2001 was 6,327,597 as compared to 3,104,929 for the preceding eleven month period ended March 31, 2000.

Liquidity and Capital Resources

         To date, we have funded our capital requirements and our business operations with funds provided by the sale of securities and from borrowings. To date, we have received $685,000 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates between July 2002 and December 2003 and are unsecured. None of these notes individually exceed $100,000. The current portion of these notes is $25,000 which is due in July 2002. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 3,291,000 shares of common stock will be granted to these note-holders. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005.

         For the year ended March 31, 2002 we used $273,046 in cash used by operating activities as compared to $116,337 in the similar period ended March 31, 2001. Investing activities for the present year included the acquisition of computer equipment in the amount of $11,262. Financing activities for the year ended March 31, 2002 provided $596,998 from the issuance of notes payable. For the year ended March 31, 2002, cash increased $312,690 as compared to an increase of $2,090 in the prior year.

         Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at March 31, 2002 of $315,179 and working capital of $193,621. We believe that our current cash resources and access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $25,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

         To-date we have not completed any acquisitions. There is no assurance that we will be able to complete an acquisition in the future. Currently, we generate revenue by providing administrative services to one customer. We have identified ten small trucking companies for potential acquisition that fit our criteria and are actively pursuing four, however, none have agreed to come on board.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         We anticipate raising capital in the next twelve months from the issuance of convertible notes. These unsecured notes will be convertible after one year at 50% of the average bid price of our common stock from the ten trading days immediately preceding the conversion date or maturity date. There is currently no liquidity in or stock, therefore, until our stock begins trading on an exchange we will resort primarily to raising capital through debt placements.

Seasonality

         In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

Inflation

         We believe that the impact of inflation on our operations is not material.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is presented at page F-1 of this Report, following Part III hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers of the Company

         The following table sets forth certain information with respect to each person who is a director or an executive officer as of March 31, 2002.

            NAME           AGE            POSITION
            ----           ---            --------

Kevin P. Brennan           50             President, Chief Executive Officer,
                                          Director

Stephen R. Couture         32             Vice President of Finance,
                                          Chief Financial Officer,
                                          Director, Treasurer

Donald G. Huggins, Jr.     53             Executive Vice President,
                                          Chairman of the Board

         Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. See "Board of Directors" for a discussion of the Directors' terms.

Business Experience of  Executive Officers and Directors

         Kevin P Brennan, President, Chief Executive Officer, Director. Mr. Brennan was CFO and co-founder of Express America, a non-asset based transportation company. For the last three years he has worked for XRG, Inc. For the previous two years, Mr. Brennan was employed with Cherry, Bekaert, and Holland, L.L.P. certified public accountants. Mr. Brennan is an experienced public accountant and a licensed CPA. He attended Ohio University, and graduated with high honors from Robert Morris University, Pittsburgh, PA with a BSBA in Accounting.

         Mr. Stephen R. Couture, Vice President of Finance, Chief Financial Officer, Treasurer, Director Mr. Couture is a principal in Couture & Company, Inc., a corporate financial consulting firm founded in 1980. He has consulted for numerous public and private companies primarily in the Tampa Bay, Florida region since 1993. Mr. Couture has been involved with structuring financings, assisting with mergers and acquisitions, private and public security placements, and development of company business plans. Mr. Couture earned a Masters in Business Administration, emphasis in finance and accounting, from the University of Tampa and a Bachelor of Science degree in management systems, from Rensselaer Polytechnic Institute.

         Mr. Donald G. Huggins, Jr., Executive Vice President, Chairman of the Board. Mr. Huggins is currently President of Private Capital Group Inc., Clearwater, Florida. Mr. Huggins has served from 1991 to 1997 as Chief Operating Officer, Chief Financial Officer and Director of Business Development and Strategic Alliances for Innova Pure Water, Inc. a publicly traded, water filtration technology enterprise, located in Clearwater, Florida. Prior to his Innova tenure, Mr. Huggins' career was focused on organizing and acquiring premium real estate development projects, through a rollup strategy, for his privately held development company.

Board of Directors

         Our Bylaws fix the size of the Board of Directors at no fewer than one and no more than seven members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are three (3) directors who were originally elected on October 29, 2001. In June 2002, one of our directors, Gerald Couture, resigned, and the vacancy was filled by his son Stephen Couture.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

         The following table shows the compensation paid or accrued by us for the year ended March 31, 2002 and 2001, to or for the account of our officers. No executive officers received an annual salary and bonus in excess of $100,000 or more during the stated period.

                                                  SUMMARY COMPENSATION TABLE

                                    Annual Compensation                Long-Term Compensation Awards

                                                                      Restricted
                                                     Other Annual     Stock       Options/    LTIP        All Other
Name & Principal                Salary     Bonus     Compensation     Award(s)    SARs        Payouts     Compensation
Position                Year     ($)        ($)           ($)           ($)       (#)          ($)            ($)

Kevin Brennan
President, CEO          2002       ---       ---         $67,572         ---         ---         ---           ---

                        2001       ---       ---         $38,000         ---         ---         ---           ---

Donald G. Huggins, Jr.
Executive               2002       ---       ---         $54,500         ---         ---         ---           ---
Vice President
                        2001       ---       ---         $25,300         ---         ---         ---           ---

Stephen R. Couture      2002       ---       ---         $ 5,750         ---         ---         ---           ---
Vice President,
Finance, CFO            2001       ---       ---             ---         ---         ---         ---           ---

------------------------

Employment and Other Agreements

         Our officers do not currently have employment agreements, however, XRG, Inc. plans on establishing employment agreements with our key employees during the year ended March 31, 2003.

Stock Options

         XRG intends to adopt a stock option plan in 2002, which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the "Plan"). A total of 1,000,000 shares have been reserved and issued under the Plan. The Plan will provide that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of XRG or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of XRG or any subsidiaries immediately before the grant;
(c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by XRG, or a subsidiary of XRG, unless employment is terminated because of disability, in which case such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY


Director Compensation

         A director who is an employee receives no additional compensation for services as director or for attendance at or participation in meetings except reimbursement of out-of-pocket expenses and options. Outside directors will be reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in meetings and may be issued stock options for serving as a director. We have no other arrangements regarding compensation for services as a director.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership known to the Company of shares of Company Common Stock owned as of March 31, 2002 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Officers of the Company, and (iv) directors and executive officers of the Company as a group:

                                                               Shares of                            Percent of
      Name of Beneficial Owner (3)                             Common Stock (1)                     Class (2)
--------------------------------------------------------------------------------------------------------------
Kevin Brennan(4)                                                  2,000,000                             22.0%
Donald G. Huggins, Jr. (4) (5)                                    2,750,000                             30.3%
Stephen Couture(8)                                                  875,000                              9.6%

Richard Taylor (6)                                                1,000,000                             11.0%
Daniel Bush (7)                                                     800,000                              8.8%
Gerald Couture(8)                                                   875,000                              9.6%

All directors and executive
officers as a group (4 persons)                                   5,625,000                             61.9%

(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on 9,087,822 common shares outstanding as of March 31, 2002. This amount excludes warrants to acquire 3,010,000 common shares issued in connection with our notes payable at March 31, 2002

(3)  The address of each individual is in XRG's care.

(4) Includes 1,000,000 shares owned through USA Polymers, Inc., a Florida Corporation.

(5) Donald G. Huggins, Jr.'s wife Margaret J. Huggins is the stockholder. Mr. Huggins disclaims beneficial ownership of his wife's stock.

(6) Mr. Taylor is the former President and Chief Executive Officer of XRG International, Inc.

(7)  Represents shares issued for consulting services.

(8) Includes 500,000 shares owned through USA Polymers, Inc., a Florida Corporation.

         These shares of Common Stock held by beneficial owners are "Restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), and may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemptions provided by Rule 144 and Rule 701 promulgated under the Securities Act. The Restricted Shares were issued by the Company in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 or Rule 701 of the Securities Act.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         In general, under Rule 144 as currently in effect any person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned shares for a period of at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

         (1)      1% of the then-outstanding shares of common stock; and

         (2) the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the date on which the notice of such sale on Form 144 is filed with the Securities and Exchange Commission.

         Sales under Rule 144 are also subject to provisions relating to notice and manner of sale and the availability of current public information about us. In addition, a person (or persons whose shares are aggregated) who has not been an affiliate of us at any time during the 90 days immediately preceding a sale, and who has beneficially owned the shares for at least two years, would be entitled to sell such shares under Rule 144(k) without regard to the volume limitation and other conditions described above. While the foregoing discussion is intended to summarize the material provisions of Rule 144, it may not describe all of the applicable provisions of Rule 144, and, accordingly, you are encouraged to consult the full text of that Rule.

         The possibility of future sales by existing stockholders under Rule 144 or otherwise may, in the future, have a depressive effect on the market price of the Common Stock, and such sales, if substantial might also adversely affect the Company's ability to raise additional capital.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         XRG has advances payable to two of our officers and directors in the amounts of $31,626 and $34,627 as of March 31, 2002 and March 31, 2001, respectively, that are unsecured, non-interest bearing, and due on demand. Kevin Brennan, our President and Chief Executive Officer has advanced XRG $23,426 and $28,427 as of March 31, 2002 and 2001, respectively. Donald G. Huggins, Jr., our Executive Vice President has advanced us $8,200 and $6,200 as of March 31, 2002 and 2001, respectively.

         Our officers have been paid $127,822 for consulting services during the year ended March 31, 2002. Kevin Brennan our President and CEO has been paid $67,572. Donald G. Huggins, Jr., our Executive Vice President has been paid $54,500. Couture & Company, Inc., the consulting firm of Stephen Couture, our Vice President, Finance and CFO, has been paid $5,750 during the year ended March 31, 2002.

         In order to restructure our operations to reflect our new line of business, XRG, Inc., a privately owned Delaware Corporation, with no significant operations from its inception in November 2000, merged with XRG International, Inc. in December 2001. At the time of the merger XRG, Inc. had 2,750,000 shares issued and outstanding. Kevin Brennan our President and CEO and Donald G. Huggins, Jr., our Executive Vice President each owned 1,000,000 shares of XRG, Inc., a privately owned Delaware Corporation. Stephen Couture our Vice President, Finance and CFO owned 750,000 shares of this company.

         In March 2000, we agreed to issue USA Polymers, Inc. a Florida Corporation, 3,000,000 shares of our Common Stock for certain intangible assets of the company. These shares were issued at $.001 par value or $3,000. Kevin Brennan our President and CEO owns 1,000,000 shares, Donald Huggins our Executive Vice President owns 1,000,000 shares, and Stephen Couture our Vice President, Finance and CFO owns 500,000 shares of USA Polymers, Inc. Subsequent to the purchase, the acquired assets were deemed to have no value to XRG International, Inc. and the loss was charged to expense for the period ended March 31, 2000.

         In May 1999, we agreed to issue Donald G. Huggins, Jr., our Executive Vice President 750,000 shares and Dan Bush, one of our shareholders 800,000 shares of our Common Stock for consulting services. These shares were valued a $.001 par value or $1,550.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

         We believe that all of the transactions with our officers and directors were fair and in the best interests of XRG, such transactions may not necessarily have been on the same terms as if negotiated from unaffiliated third parties. However, management believes that these terms are no less favorable than those that would have been available from unaffiliated third parties. Although no other transactions are contemplated, it is XRG's policy that all future transactions with our officers, directors or affiliates would be approved by members of our board of directors not having an interest in the transaction, and will be on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         Financial Statements filed as part of this Report are set forth in Item 7 and are presented at page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

         (3) EXHIBITS.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits.  See the Indexes to Exhibits below.

INDEX TO EXHBITS.

All of the items below are incorporated by reference to the Registrant's Registration Statement on Form 10-SB, File No. 0-49659, filed March 4, 2002, except for Exhibit 10.2, which is included with this filing.

                       EXHIBITS AND SEC REFERENCE NUMBERS

Number           Title of Document                                                                        Location
------           -----------------                                                                        --------
3.1              Certificate of Incorporation of USA Polymers, Inc. (2)

3.2              Amendment to Certificate of Incorporation of USA Polymers, Inc. changing name to XRG,
                 Inc. (2)

3.3              Agreement and Plan of Merger of XRG, Inc. and XRG International, Inc. (2)

3.4              Certificate of Merger of XRG, Inc. and XRG International, Inc. - Delaware. (2)

3.5              Certificate of Merger of XRG, Inc. and XRG International, Inc. - New Jersey. (2)

3.6              Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc.
                 (2)

3.7              ByLaws of XRG, Inc. (2)

10.1             Lease Agreement between Pittsburgh Properties, Ltd. and XRG, Inc. dated August 28,
                 2001. (2)

10.2             Administrative Services Agreement between XRG G&A, Inc. and KDK Transport, Inc. dated
                 February 1, 2002 (1)

1.       Filed herewith
2.       Filed as exhibits to Form 10-SB filed on March 4, 2002.

             XRG, INC. f/k/a XRG INTERNATIONAL, INC. AND SUBSIDIARY

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              XRG, Inc.

Date:   July 10, 2002                                By:      /s/ Kevin Brennan
                                                              -----------------
                                                              Kevin Brennan
                                                              President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   ---------                                   ----


/s/ Kevin Brennan                          President and Chief Executive
--------------------------                 Officer (Principal Executive                      July 10, 2002
Kevin Brennan                              Officer) and Director

/s/ Stephen Couture                        Vice President, Finance, Chief                    July 10, 2002
----------------------------------         Financial Officer and Director
Stephen Couture

/s/ Donald G. Huggins, Jr.                 Executive Vice President                          July 10, 2002
-----------------------------------        and Chairman of the Board
Donald G. Huggins, Jr.


                        Consolidated Financial Statements

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Years Ended March 31, 2002 and 2001 and the
                      Period May 1, 1999 to March 31, 2002

                          Independent Auditors' Report

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                        Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002


                                    Contents



Independent Auditors' Report on Consolidated Financial Statements..........F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet.............................................F-2
    Consolidated Statements of Operations..................................F-3
    Consolidated Statements of Changes in Stockholders' Deficit............F-4
    Consolidated Statements of Cash Flows..............................F-5 - F-6
    Notes to Consolidated Financial Statements........................F-7 - F-13

                          Independent Auditors' Report



Board of Directors
XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
    (A Development Stage Company)
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of XRG, Inc. f/k/a XRG International, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended March 31, 2002 and 2001 and the period May 1, 1999 to March 31 2002. These consolidated financial statements are the responsibility of the management of XRG, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XRG, Inc. f/k/a XRG International, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and the results of its operations and cash flows for the years ended March 31, 2002 and 2001 and the period May 1, 1999 to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
June 7, 2002, except Note 10, as to which the date is July 1, 2002

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                 March 31, 2002


Assets
Current assets:
    Cash                                                                  $        315,179
    Other receivables                                                               15,693
                                                                          ----------------
Total current assets                                                               330,872

Equipment, net of accumulated depreciation                                          10,462
                                                                          ----------------


                                                                          $        341,334
                                                                          ================

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                      $         46,219
    Accrued expenses                                                                34,406
    Related party advances                                                          31,626
    Current portion of long-term debt                                               25,000
                                                                          ----------------
Total current liabilities                                                          137,251
                                                                          ----------------


Long-term debt                                                                     660,000
                                                                          ----------------


Stockholders' deficit:
    Preferred stock; $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding
    Common stock; $.001 par value; 15,000,000 shares authorized;
        9,087,822 shares issued and outstanding                                      9,088
    Additional paid-in capital                                                  15,402,823
    Accumulated deficit for unrelated dormant operations                       (15,405,274)
    Deficit accumulated during development stage                                  (462,554)
                                                                           ----------------
Total stockholders' deficit                                                       (455,917)
                                                                           ----------------


                                                                          $        341,334
                                                                           ================


The accompanying notes are an integral part of the consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Operations



                                                                                                      Period
                                                                    Years Ended March 31,           May 1, 1999
                                                              ------------------------------        to March 31,
                                                                   2002             2001                2002
                                                              -----------------------------------------------------

Revenues                                                      $    110,201                         $    110,201

Cost of revenues                                                   107,831                              107,831
                                                              -----------------------------------------------------

Gross profit                                                         2,370                                2,370

Selling, general and administrative expenses                       280,493      $    119,651            415,173
                                                              -----------------------------------------------------

Loss from operations                                              (278,123)         (119,651)          (412,803)

Interest expense                                                   (46,013)           (3,738)           (49,751)
                                                              -----------------------------------------------------

Net loss                                                      $   (324,136)     $   (123,389)      $   (462,554)
                                                              =====================================================

Basic loss per share                                          $       (.04)     $       (.02)      $       (.07)
                                                              =====================================================

Weighted average number of common shares
    used in loss per share computation                           7,498,156         6,327,597          6,674,986
                                                              =====================================================


The accompanying notes are an integral part of the consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

           Consolidated Statements of Changes in Stockholders' Deficit

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002




                                                                                         Accumulated
                                                                                         Deficit for       Accumulated
                                              Common Stock              Additional       Unrelated        Deficit During
                                       -------------------------          Paid-In        Dormant           Development
                                          Shares       Amount             Capital        Operations           Stage
                                       ------------------------------------------------------------------------------------

Balance, May 1,1999                      1,495,822     $   1,496     $   15,030,193    $    (15,405,274)

Acquisition of company                   3,000,000         3,000

Stock issued for services at
    $.001 par (May 1999)                 1,550,000         1,550

Stock issued in satisfaction
    of debt at $1.36 per share
    (March 2000)                           110,000           110            149,641

Net loss for period                                                                                         $    (15,029)
                                       ------------------------------------------------------------------------------------

Balance, March 31, 2000                  6,155,822         6,156         15,179,834         (15,405,274)         (15,029)

Stock issued in satisfaction
    of debt at $1.23 per share
    (April 2000)                           182,000           182            222,989

Net loss for year                                                                                               (123,389)
                                       ------------------------------------------------------------------------------------

Balance, March 31, 2001                  6,337,822         6,338         15,402,823         (15,405,274)        (138,418)

XRG, Inc. stock issued
    for services at $.001
    par (October 2001)                   2,750,000         2,750

Net loss for year                                                                                               (324,136)
                                       ------------------------------------------------------------------------------------

Balance, March 31, 2002                  9,087,822     $   9,088     $   15,402,823    $    (15,405,274)    $   (462,554)
                                       ====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows




                                                                                                      Period
                                                                   Years Ended March 31,            May 1, 1999
                                                              ------------------------------        to March 31,
                                                                   2002             2001                2002
                                                              -----------------------------------------------------
Operating activities
    Net loss                                                  $   (324,136)     $   (123,389)      $   (462,554)
                                                              -----------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                                800                                  800
           Loss on acquisition                                                                            3,000
           Stock issued for services                                 2,750                                4,300
           Increase in:
               Accounts receivable                                 (15,693)                             (15,693)
               Accounts payable                                     31,420             4,660             46,219
               Accrued expenses                                     31,813             2,392             33,646
                                                              -----------------------------------------------------
    Total adjustments                                               51,090             7,052             72,272
                                                              -----------------------------------------------------
    Net cash used by operating activities                         (273,046)         (116,337)          (390,282)
                                                              -----------------------------------------------------

Investing activities
    Acquisition of equipment                                       (11,262)                             (11,262)
                                                              -----------------------------------------------------

Financing activities
    Net borrowings (payments) on
        stockholder advances                                        (3,002)           33,427             31,626
    Payments on borrowings                                          (5,000)                              (5,000)
    Proceeds from borrowings                                       605,000            85,000            690,000
                                                              -----------------------------------------------------
    Net cash provided by financing activities                      596,998           118,427            716,626
                                                              -----------------------------------------------------

Net increase in cash                                               312,690             2,090            315,082

Cash, beginning of year                                              2,489               399                 97
                                                              -----------------------------------------------------

Cash, end of year                                             $    315,179      $      2,489        $   315,179
                                                              =====================================================



The accompanying notes are an integral part of the consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows




                                                                                                      Period
                                                                   Years Ended March 31,            May 1, 1999
                                                              ------------------------------        to March 31,
                                                                   2002             2001                2002
                                                              -----------------------------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the year for interest                $     10,866      $      1,344        $   12,336
                                                              =====================================================

        During the year ended March 31, 2000, the Company acquired certain assets of USA Polymers, Inc. in exchange for 3,000,000 shares of common stock valued at $3,000.

        During the year ended March 31, 2000, the Company issued 110,000 shares of common stock in payment of debt in the amount of $149,751.

        During the year ended March 31, 2001, the Company issued 182,000 shares of common stock in payment of debt in the amount of $223,170.

The accompanying notes are an integral part of the consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



1.      Background Information

XRG, Inc. (the "Company") was incorporated in the state of Delaware in November 2000. The Company plans to acquire and operate both asset and non-asset based truck-load carriers, and to market sophisticated logistical expertise to freight shippers in the contiguous 48 states. The corporate headquarters is located in Clearwater, Florida, with satellite offices in Pittsburgh, Pennsylvania.

On December 28, 2001, the Company merged with XRG International, Inc., a non-reporting, non-trading public shell. XRG International, Inc. was originally incorporated in the state of New Jersey in December 1976 and operated several unrelated business ventures until its operations became dormant. During 1999, a change in control took place and XRG International, Inc. was reactivated. Pursuant to the merger, the Company exchanged all shares of its common stock for all of the shares of common stock of XRG International, Inc., making it the sole survivor. The merger has been accounted for at historical cost due to both entities being under common control. The Company is devoting substantially all of its efforts to establishing its truck-load business and, therefore, has been in the development stage since the change in control took place in 1999.

XRG International, Inc. purchased certain assets of USA Polymers, Inc. in exchange for 3,000,000 shares of stock valued at $3,000. Subsequent to the purchase, the acquired assets were deemed to have no value to XRG International, Inc. and the loss was charged to expense for the period ended March 31, 2000.

During January 2002, the Company established a wholly owned subsidiary, XRG G&A, Inc. to perform certain administrative functions for outside business. The revenues generated and cost of sales incurred thus far are derived solely from this agreement.


2.      Significant Accounting Policies

The significant accounting policies followed are:

        The consolidated  financial statements include the accounts of XRG, Inc.
        and  its  wholly  owned  subsidiary,   XRG  G&A,  Inc.  All  significant
        intercompany accounts have been eliminated.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



2.      Significant Accounting Policies (continued)

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash is maintained with one financial institution in the United States. Deposits with this bank may exceed the amounts of insurance provided on such deposits. Generally, the deposits may be redeemed on demand and, therefore, bear minimal risk.

        Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, generally seven years. Additions to and major improvements of equipment are capitalized. Maintenance and repairs are charged to expense as incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

        The Company issues stock in lieu of cash for certain transactions. Generally, the fair value of the stock, based on comparable cash purchases, is used to value the transactions.

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



2.      Significant Accounting Policies (continued)

        The  Company   accounts  for  stock  options  and  warrants   issued  to
        non-employees in accordance with FASB No. 123, "Accounting for Stock Based Compensation." FASB No. 123 provides that expense equal to the fair value of all stock based awards on the date of grant be recognized over the vesting period. The Company did not recognize expense in connection with warrants granted during 2001 since the fair value of those warrants issued was not material.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (FASB No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. FASB No. 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company is assessing, but has not yet determined, how the adoption of FASB No. 144 will impact the Company's financial position and results of operations.

        Certain minor reclassifications have been made to the 2001 consolidated financial statements to conform to those used in 2002.


3.      Equipment

As of March 31, 2002, the Company had office equipment which cost $11,262, with accumulated depreciation of $800.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



4.      Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following at March 31, 2002:

        Notes  payable;  interest  ranging  from 12.0% to 15.0%;  interest  only payments  payable  quarterly;  principal due at various dates between
           July 2002 and March 2004; unsecured                                    $   685,000
        Less amounts currently due                                                     25,000
                                                                                  -----------
                                                                                  $   660,000

The following is a schedule by year of the principal payments required on these notes payable and long-term debt as of March 31, 2002:

        2003                                               $25,000
                                                           =======
        2004                                              $660,000
                                                          ========

In connection with the issuance of $685,000 of notes payable, the Company issued warrants to acquire 3,010,000 shares of the Company's common stock. In addition, the Company issued warrants to acquire 281,000 shares of the Company's stock as compensation expense. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore, none of the note proceeds have been allocated to the detachable stock warrants or compensation expense.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



5.      Commitments

The following is a schedule by year of future minimum rental payments required under an operating lease that has an initial or remaining noncancelable lease term in excess of one year as of March 31, 2002:

        Year Ending
          March 31,
           2003                                         $   12,372
           2004                                             12,372
           2005                                             12,743
           2006                                             13,008
           2007                                              5,420
                                                        ----------
                                                        $   55,915
                                                        ==========

Rent expense amounted to $17,806, $21,840, and $39,646 for the years ended March 31, 2002 and 2001 and the period May 1, 1999 to March 31, 2002, respectively.


6.      Related Party Transactions

The Company has related party advances payable to stockholders in the amounts of $31,626 as of March 31, 2002. These advances are due on demand, unsecured, and non-interest bearing. In addition, the Company paid approximately $128,000 to certain stockholders for consulting services rendered during the year ended March 31, 2002.

The terms of the above advances and amounts are not necessarily indicative of the terms or amounts that would have been incurred or agreed to had comparable transactions been entered into with independent parties.


7.      Income Taxes

The Company has net operating loss carryforwards of $2,137,650 at March 31, 2002 that expire from 2002 to 2021. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the Company's common stock, which took place in 1999. Under federal tax law, this change of ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses, which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2002 through 2021.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



7.      Income Taxes (continued)

A valuation allowance is required by FASB No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent for March 31, 2002 was necessary. Significant components of the Company's net deferred tax asset are as follows as of March 31, 2002:

        Tax benefit of net operating loss                $   812,000
        Valuation allowance                                 (812,000)
                                                         -----------
                                                         $         0
                                                         ===========

8.      Stock Options and Warrants

The Company granted warrants to individuals associated with the issuance of debt. During the year ended March 31, 2002, the Company granted 3,291,000 stock warrants to various individuals. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005.

The following is a summary of warrant activity for the year ended March 31, 2002:

                                                                   Weighted
                                               Number of            Average
                                               Warrants          Exercise Price
                                            ------------------------------------
        Outstanding balance, March 31, 2001               0            $.00
        Granted                                   3,291,000          $.0002
                                            ------------------------------------
        Outstanding balance, March 31, 2002       3,291,000          $.0002
                                            ====================================

The Company did not recognize expense in connection with warrants granted during 2002 since the fair value of those warrants granted was not material.

The following weighted average assumptions were used to calculate the fair value of warrants using the Black-Scholes option pricing model as of March 31, 2002:

        Risk-free interest rate                           3.56%
        Expected warrant life                             2.0 years
        Expected dividend yield                           0.0
        Expected volatility                               0.0%

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



9.      Commitments and Contingencies

The Company has a five-year agreement to provide certain administrative services for a transport company. The revenues generated and cost of sales incurred thus far are derived solely from this agreement.


10.     Subsequent Event

Subsequent to March 31, 2002, the Company borrowed additional monies totaling approximately $90,000. The terms of these notes are similar to the notes payable disclosed in Note 4.