Form 10QSB
period 2002-06-30
XRG INC
filed 2002-08-13
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002
                                    -------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission File Number 0-49659
                                                -------

                                    XRG, INC.
                                    --------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  DELAWARE                        58-2583457
                  --------                        ----------
     (State or Other Jurisdiction of           (I.R.S. Employer
      Incorporation or Organization)            Identification No.)

               5301 Cypress Street, Suite 111 Tampa, Florida 33607
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 637-0700
                                 ---------------
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---     ---

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 30, 2002 was 9,087,822.

         Transitional Small Business Disclosure Format:

Yes       No  X
    ---      ---

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)



                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Financial Statements

         Balance Sheet -
           June 30, 2002................................................   1

         Statements of Operations -
           Three months ended June 30, 2002 and 2001
                  and the period May 1, 1999 to June 30, 2002...........   2

         Statements of Changes in Stockholders' Deficit -
           Period May 1, 1999 to June 30, 2002..........................   3

         Statements of Cash Flows -
           Three months ended June 30, 2002 and 2001
                  and the period May 1, 1999 to June 30, 2002...........   4

         Notes to Financial Statements..................................   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   6

Part II - Other Information

Item 1. Legal Proceedings...............................................   9

Item 2. Change in Securities and Use of Proceeds........................   9

Item 3. Defaults Upon Senior Securities.................................   9


Signatures..............................................................  10

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                       June 30,
                                                                         2002
                                                                      ---------
Assets
Current assets:
    Cash                                                              $ 242,343
    Trade receivables                                                    16,924
    Other receivables                                                    32,500
                                                                        -------
Total current assets                                                    291,767

Equipment, net of accumulated depreciation                               10,062
                                                                        -------


                                                                      $ 301,829
                                                                      =========

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                   $ 11,730
    Accrued expenses                                                     46,107
    Related party advances                                               31,626
    Current portion of long-term debt                                    75,000
                                                                       --------
Total current liabilities                                               164,463
                                                                       --------


Long-term debt                                                          713,000
                                                                       --------


Stockholders' deficit:
    Preferred stock; $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding
    Common stock; $.001 par value; 15,000,000 shares authorized;
        9,087,822 shares issued and outstanding                           9,088
    Additional paid-in capital                                       15,402,823
    Accumulated deficit for unrelated dormant operations            (15,405,274)
    Deficit accumulated during development stage                       (582,271)
                                                                      ---------
Total stockholders' deficit                                            (575,634)
                                                                      ---------


                                                                      $ 301,829
                                                                      =========

The accompanying notes are an integral part of the consolidated financial statements.




                           XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                        (A Development Stage Company)

                                    Consolidated Statements of Operations





                                                                        Three Month                     Period
                                                                   Period Ended June 30,              May 1, 1999
                                                              ------------------------------          to June 30,
                                                                    2002             2001                2002
                                                              -----------------------------------------------------

Revenues                                                      $    224,948                         $    335,149

Cost of revenues                                                   249,633                              357,464
                                                              -----------------------------------------------------

Gross profit (loss)                                                (24,685)                             (22,315)

Selling, general and administrative expenses                        73,019      $     26,034            488,192
                                                              -----------------------------------------------------

                                                                   (97,704)          (26,034)          (510,507)

Interest expense                                                   (22,013)           (3,849)           (71,764)
                                                              -----------------------------------------------------

Net loss                                                      $   (119,717)     $    (29,883)      $   (582,271)
                                                              =====================================================

Basic loss per share                                                 $(.01)            $(.01)             $(.07)
                                                              =====================================================

Weighted average number of common shares
    used in loss per share computation                           9,087,822         6,337,822          8,171,155
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



                           XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                        (A Development Stage Company)
                         Consolidated Statements of Changes in Stockholders' Deficit

                              Three  Months Ended June 30, 2002 and 2001 and the
                                     Period May 1, 1999 to June 30, 2002


                                                                                        Accumulated
                                                                                        Deficit for            Accumulated
                                              Common Stock               Additional      Unrelated           Deficit During
                                       --------------------------         Paid-In         Dormant              Development
                                          Shares       Amount             Capital        Operations               Stage
                                       ------------------------------------------------------------------------------------
Balance, May 1,1999                      1,495,822     $   1,496     $   15,030,193    $    (15,405,274)

Acquisition of company                   3,000,000         3,000

Stock issued for services at
    $.001 par (May 1999)                 1,550,000         1,550

Stock issued in satisfaction
    of debt at $1.36 per share
    (March 2000)                           110,000           110            149,641

Net loss for period                                                                                         $    (15,029)
                                       ------------------------------------------------------------------------------------

Balance, March 31, 2000                  6,155,822         6,156         15,179,834         (15,405,274)         (15,029)

Stock issued in satisfaction
    of debt at $1.23 per share
    (April 2000)                           182,000           182            222,989

Net loss for year                                                                                               (123,389)
                                       ------------------------------------------------------------------------------------

Balance, March 31, 2001                  6,337,822         6,338         15,402,823         (15,405,274)        (138,418)

Net loss for period                                                                                              (29,883)
                                       ------------------------------------------------------------------------------------


Balance, June 30, 2001                   6,337,822         6,338         15,402,823         (15,405,274)        (168,301)

XRG, Inc. stock issued
    for services at $.001
    par (October 2001)                   2,750,000         2,750

Net loss for period                                                                                             (294,253)
                                       ------------------------------------------------------------------------------------

Balance, March 31, 2002                  9,087,822         9,088         15,402,823         (15,405,274)        (462,554)

Net loss for period                                                                                             (119,717)
                                       ------------------------------------------------------------------------------------


Balance, June 30, 2002                  $9,087,822         9,088        $15,402,823        $(15,405,274)       $(582,271)
                                       ====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.




                           XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                        (A Development Stage Company)

                                    Consolidated Statements of Cash Flows




                                                                       Three Month                     Period
                                                                   Period Ended June 30,             May 1, 1999
                                                              ------------------------------         to June 30,
                                                                   2002             2001                2002
                                                              -----------------------------------------------------
Operating activities
    Net loss                                                  $   (119,717)     $    (29,883)      $   (582,271)
                                                              -----------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                                400                                1,200
           Loss on acquisition                                                                            3,000
           Stock issued for services                                                                      4,300
           Increase (decrease) in:
               Accounts receivable                                 (33,731)                             (49,424)
               Accounts payable                                    (34,489)                              11,730
               Accrued expenses                                     11,701             2,629             45,347
                                                              -----------------------------------------------------
    Total adjustments                                              (56,119)            2,629             16,153
                                                              -----------------------------------------------------
    Net cash used by operating activities                         (175,836)          (27,254)          (566,118)
                                                              -----------------------------------------------------

Investing activities
    Acquisition of equipment                                                                            (11,262)
                                                              -----------------------------------------------------

Financing activities
    Net borrowings (payments) on
        stockholder advances                                                           2,000             31,626
    Payments on borrowings                                                                               (5,000)
    Proceeds from borrowings                                       103,000            25,000            793,000
                                                              -----------------------------------------------------
    Net cash provided by financing activities                      103,000            27,000            819,626
                                                              -----------------------------------------------------

Net increase (decrease) in cash                                    (72,836)             (254)           242,246

Cash, beginning of period                                          315,179             2,489                 97
                                                              -----------------------------------------------------

Cash, end of period                                           $    242,343      $      2,235       $    242,343
                                                              =====================================================
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest              $     10,310      $      1,219        $   22,646
                                                              =====================================================


The accompanying notes are an integral part of the consolidated financial statements.

                     XRG, INC. f/k/a XRG INTERNATIONAL, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


Note 1 - Basis of presentation

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes for the Company for the fiscal year ended March 31, 2002. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month periods ended June 30, 2002 and 2001. The weighted average shares outstanding for the three month period ended June 30, 2002 was 9,087,822 as compared to 6,337,822 for the three months ended June 30, 2001.

Note 3 - Notes Payable

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of March 31, 2002, and related statements of operations, changes in stockholders' equity, and cash flows ended March 31, 2002, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the three month period ended June 30, 2002, the Company issued $103,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 412,000 shares of the Company's restricted common stock. In addition, the Company issued warrants to purchase 41,200 shares of the Company's restricted common stock as compensation expense. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore none of the note proceeds have been allocated to the detachable stock warrants or compensation expense.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


GENERAL

We were originally incorporated in New Jersey in December 1976, under the name of Natural Resources Guardianship International, Inc and by amendment changed our name to XRG International, Inc. in September 1978. Between 1976 and 1999, we had been engaged in an unrelated business.

In order to restructure our operations to reflect our new line of business, XRG, Inc.("XRG"), a privately owned Delaware Corporation, with no significant operations from its inception in November 2000, merged with XRG International, Inc. in December 2001. Pursuant to the terms of the Agreement and Plan of Merger, XRG International, Inc. exchanged all of its outstanding shares of Common Stock, for approximately 70% of the common stock of XRG, Inc, a Delaware Corporation in a reverse merger transaction. XRG, Inc., a Delaware Corporation was considered the Surviving Corporation and the acquirer for accounting purposes. Upon completion of the merger, we were no longer considered a "blank check" company. XRG is classified as a development stage enterprise and provides the management expertise for our consolidation plan in the freight transportation business.

We have completed our restructuring and our business plan now focuses on acquiring and operating both asset and non-asset based truck-load carriers, and to market our administrative and logistical expertise to freight shippers in the contiguous 48 states. We are currently providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for one of our targeted acquisitions at a service fee equal to 3% of its gross billings. During the three-month period ended June 30, 2002, we generated $224,948 in revenues from these administrative services.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

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

Our philosophy within the truckload industry is to hire out the "purchased transportation". It is our belief that this would allows us to avoid the greatest shortfall that carriers that own their own equipment face, utilization. Equipment that is not under load is a cost to the typical carrier. Because we plan on contracting for the equipment, only trucks pulling loads would incur expenses. This cost would be contracted for prior to the load being picked up, and is typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment would also be the responsibility of the equipment owner, and not us.

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

To complete the initial stages of our business plan, which we view as completing our first trucking company acquisition, we estimate that we will require an additional $1 million capital infusion. We plan on raising this capital through either debt or equity financing, however, there is no assurance that we will be able to obtain financing on favorable terms to complete this acquisition.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

XRG generated $224,948 in revenues during the three-month period ended June 30, 2002 from our administrative services provided to one customer. Related expenses were $249,633 resulting in a negative gross margin of $24,685. These services are an important foundation for the eventual acquisition of trucking companies. During the three-month period ended June 30, 2001 there were no revenues. We continue to focus our efforts primarily on identifying profitable truckload carriers throughout the United States for acquisition and securing financing to support our business.

For the three-month period ended June 30, 2002, total selling, general and administrative expenses were $73,019 as compared to $26,034 for the previous three-month period, an increase of $46,985 or 181%. This increase is the result of an increase in consulting, travel, and office costs, plus additional legal and accounting costs associated with preparing and filing our Form 10-SB Registration Statement.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

Interest expense for the three-month period ended June 30, 2002 and 2001 was $22,013 and $3,849, respectively. This increase of $18,164 or 472% is associated with an increase in long-term debt of $678,000 from June 30, 2001 to June 30, 2002.

We had a net loss of $119,717 for the three-month period ended June 30, 2002 as compared to a loss of $29,883 for the prior three-month period. This increase in our operating loss over that of the preceding three-month period is the result of an increase in consulting, travel, and office costs, as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.01 for the three-month period ended June 30, 2002 as compared to a loss per share of $0.01 for the for the three-month period ended June 30, 2001. The weighted average shares outstanding for the three-month period ended June 30, 2002 was 9,087,822 as compared to 6,337,822 for the preceding three-month period ended June 30, 2001.


Liquidity and Capital Resources

To date, we have funded our capital requirements and our business operations with funds provided by the sale of securities and from borrowings. To date, we have received $788,000 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates between July 2002 and December 2003 and are unsecured. None of these notes individually exceed $100,000. The current portion of these notes is $75,000 which is due in July 2002. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 3,744,200 shares of common stock will be granted to these note-holders. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005.

For the three-month period ended June 30, 2002 we used $175,836 in cash in operating activities as compared to $27,254 in the similar period ended June 30, 2001. Financing activities for the three-month period ended June 30, 2002 provided $103,000 from the issuance of notes payable. For the three-month period ended June 30, 2002, cash decreased $72,836 as compared to a decrease of $254 in the prior three-month period.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at June 30, 2002 of $242,343 and working capital of $127,304. We believe that our current cash resources and access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $25,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

We anticipate raising capital in the next twelve months from the issuance of convertible notes. These unsecured notes will be convertible after one year at 50% of the average bid price of our common stock from the sixty trading days immediately preceding the conversion date. There is currently no liquidity in or stock, therefore, until our stock begins trading on an exchange we will resort primarily to raising capital through debt placements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

         During the three month period ended June 30, 2002, the Company issued $103,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 412,000 shares of the Company's restricted common stock. In addition, the Company issued warrants to purchase 41,200 shares of the Company's restricted common stock as compensation expense. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore none of the note proceeds have been allocated to the detachable stock warrants or compensation expense.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None

Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

          (a) Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by XRG's Chief Executive Officer.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by XRG's Chief Financial Officer.

          (b) Reports of Form 8-K

                    None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    XRG, Inc.

Dated:   8/13/2002

                                                    /s/ Kevin Brennan
                                                    ----------------------------
                                                    Kevin Brennan, President