Form 10KSB/A
period 2002-03-31
XRG INC
filed 2002-09-09
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended March 31, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from ______ to _______


                         Commission File Number 0-49659

                                    XRG, INC.
                                    --------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                             58-2583457
                --------                             ----------
    (State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation or Organization)                     Identification No.)


5301 Cypress Street, Suite 111 Tampa, Florida                            33607
---------------------------------------------                            -----
  (Address of principal executive offices)                            (Zip Code)


Registrant's telephone Number, including area code: (813) 637-0700

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

                               FORM 10-KSB - Index


                                     PART I
                                     ------


                                                                           Page
                                                                           ----

Item 1.           Business.................................................   2
Item 2.           Description of Property..................................  11

Item 3.           Legal Proceedings........................................  11

Item 4.           Submission of Matters to a Vote of Security Holders......  11


                                     PART II


Item 5.           Market of the Registrant's Securities and
                   Related Stockholder Matters.............................  12

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............  14

Item 7.           Financial Statements and Supplementary Data..............  17

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................  17

                                    PART III


Item  9.          Directors and Executive Officers of the Registrant.......  18

Item 10.          Executive Compensation...................................  19

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management...................................  20

Item 12.          Certain Relationships and Related Transactions...........  21

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K......................... 22

                  Signatures................................................ 23

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


                                     PART I
                                     ------

ITEM 1.  BUSINESS

         We were originally incorporated in New Jersey in December 1976, under the name of Natural Resources Guardianship International, Inc and by amendment changed our name to XRG International, Inc. in September 1978. Between 1976 and 2000, we had been engaged in an unrelated business. From 1976 through 2000, we developed, manufactured, and marketed fuel catalysts for gasoline and diesel engines. During this period we invested in excess of $2.5 million on research and development of our products at testing facilities at Carnegie Mellon University and SATRA Automotive Testing Laboratories. We marketed our products to large commercial, industrial, and marine customers and to operations that repackaged our products for retail sale under their own brands. We shifted our marketing emphasis to a retail product line which was met with high competition from lower priced comparable products. This competition coupled with the recession of the early 1980's resulted in our Chapter 11 bankruptcy filing in November 1983. We were able to restructure our operations and emerge from bankruptcy in 1984, however, our business had declined to a point from increased competition where we could not recover.

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

         In March 2000, XRG International, Inc. agreed to issue USA Polymers, Inc. a Florida Corporation, 3,000,000 shares of our Common Stock for certain intangible assets of the company. USA Polymers, Inc. is controlled by our current officers and directors and had developed a strategy for a consolidation plan in the injection molding industry. We acquired its trade name, business plan, target acquisition lists, and management. The shareholders of USA Polymers gained effective control of XRG International, Inc. Subsequent to the purchase, we decided to abandon this business plan and the acquired assets were deemed to have no value to XRG International, Inc. and the loss was charged to expense for the period ended March 31, 2000.

         In order to restructure our operations to reflect our new line of business, XRG, Inc.("XRG"), a privately owned Delaware Corporation, with no significant operations from its inception in November 2000, merged with XRG International, Inc. in December 2001. XRG, Inc. a Delaware Corporation, was controlled by our current officers and directors, therefore these merged entities were under common control. XRG, Inc. was originally incorporated under the name of USA Polymers, Inc., a Delaware Corporation and by amendment, changed its name to XRG, Inc. Pursuant to the terms of the Agreement and Plan of Merger XRG International, Inc. exchanged all of its outstanding shares of Common Stock, for approximately 70% of the common stock of XRG, Inc, a Delaware Corporation in a reverse merger transaction. XRG, Inc., a Delaware Corporation was considered the Surviving Corporation and the acquirer for accounting purposes. Upon completion of the merger, we were no longer considered a "blank check" company. XRG is classified as a development stage enterprise and provides the management for our consolidation plan in the freight transportation business.

         We have completed our restructuring and our business plan now focuses on acquiring and operating both asset and non-asset based truck-load carriers in the contiguous 48 states. We are currently providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for one of our targeted acquisitions at a service fee equal to 3% of its gross billings. During the fourth quarter and the year ended March 31, 2002, we generated $110,201 in revenues from these administrative services. To-date we have not generated any revenues from the acquisition and operation of truck-load carriers.

Overview

         XRG plans on consolidating established and profitable truckload carriers throughout the United States that have long-term customer relationships and typically generate revenues between $5 and $20 million. We believe that these acquisitions will enable us to diversify our customer base, technical capabilities and geographic areas served. It is our belief that this consolidation opportunity provides us with an opportunity to generate substantial business.

         Our philosophy within the truckload industry will be to hire out the "purchased transportation" defined as the total costs of operating the tractor and trailer, including fuel, repairs and maintenance, driver wages, depreciation, finance costs of the equipment, and physical damage insurance which will be the responsibility of the owner/operator. By contracting with an owner/operator to haul the load, these costs will remain their responsibility. Our cost will be a previously agreed upon price for transporting the load which is typically a percentage of the contract price or a price per mile. Revenues will be generated upon delivery of the load. XRG will not bear any of the costs of idle equipment. This will allow us to avoid the greatest shortfall that carriers that own their own equipment face, utilization or the number of miles a tractor and trailer travels under load as a percentage of total miles driven. Equipment that is not under load is a cost to the typical carrier and reduces its utilization. Carriers that own their own equipment are faced with this problem. Because we will contract for the equipment, only trucks pulling loads incur expenses and therefore we will experience higher utilization levels. This cost will be contracted for prior to the load being picked up, and will be typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment will be the responsibility of the equipment owner, and not us. It is our belief that contracting purchased transportation will allow us to fix our costs as a percentage of revenues and increase our utilization because we will not be bear the costs relating to idle equipment which will give us a competitive advantage over asset-based truck-load carriers.

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

Industry

          Trucking has evolved rapidly over the last 20 years and has proven to be the preferred mode of transportation of most manufactured goods and commodities. According to Yellow Corporation, a leading freight transportation company, the trucking industry in 2001 accounted for 87.3% of total domestic freight revenue, or $610 billion, and 67.4% of domestic freight volume. The growth in trucking is the result of the ability for trucking companies to create customized transportation services that provide more flexibility that other means of transportation like railroads. As a result of the growth in the truckload industry and the increasing demand for the timely and expeditious movement of freight, new opportunities are emerging for carriers that have the expertise to meet the needs of today's sophisticated shippers. The just-in-time revolution helped integrate trucking into a shipper's business processes. These companies depended heavily on the ability of trucking to deliver goods at set times in order to reduce inventories in the production process. Of the 458,634 interstate motor carriers on file in 1998, approximately 70% operate six or fewer trucks according to the Office of Motor Carriers, Washington, D.C. Our business plan focuses on acquiring smaller trucking companies in this segment, however, to-date we have not completed any acquisitions that provide us current market share.

Business Strategy

         Our business strategy focuses on initially providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for targeted trucking company acquisitions. We believe that these services are attractive to small trucking companies and it is our belief that such services will provide the necessary foundation for the eventual acquisition of these established and profitable truckload carriers. However, there is no assurance that we will be successful in attracting or acquiring these small trucking companies. These businesses have established long-term relationships with existing customers to provide freight shipping services within the United States. Management believes that significant acquisition opportunities currently exist within the truckload carrier industry. The industry is highly fragmented, management estimates that only 1% of carriers have annual revenues in excess of $100 million. In evaluating specific carriers for acquisition, we will consider the following factors:

          o        Profitability
          o        Gross margin
          o        Experienced personnel
          o        Management team
          o        Compatibility or synergies
          o        Reputation
          o        Customer base
          o        Efficiencies, equipment capacity

         Other factors such as the property's location, potential for expansion, vertical and horizontal integration, competitive market position, pricing structure, and technical and management expertise will be evaluated.

         We believe that we can initially attract established, profitable, trucking companies with long-established customer bases by providing the founder of these companies with a method for a re-capitalization or exit strategy. We will focus our efforts on privately owned closely held trucking companies that typically generate revenues between $5 and $20 million. In many cases, these targeted acquisitions will be family owned businesses in which the founder is planning for his or her retirement. XRG's acquisition strategy will allow these companies to be acquired and operate autonomously which essentially will provide them the ability continue to operate as a "family" business. Founders will have the option of retiring or remaining involved with the business. In either case, they will receive consideration for their business and XRG will rely on the management team to continue operating the business. XRG will only target acquisitions that contain management teams that can effectively continue to operate the trucking company if the founder chooses to retire. It is our belief that many of these small trucking companies have grown to their limit based upon the financial resources that are available to them. Historically, bank credit limits and insurance liability limits have dictated their growth constraints. We believe that XRG will obtain economies of scale in this regard as we acquire these companies and will be able to obtain better credit and insurance limits, as well as, providing these acquired trucking companies with the financial resources for future growth. However, there is no assurance that XRG will be successful in attracting and acquiring these trucking companies, and if so, there is no assurance that we will obtain economies of scale associated with better credit and insurance rates. In addition, there is no assurance that we can obtain financial resources to provide for future growth once these companies are acquired.

         We believe that there are several reasons why established, profitable, trucking companies with long-established customer bases would want to be acquired by XRG, Inc. Liability insurance for trucking companies has risen substantially in recent years which has made it difficult for small trucking companies to absorb these costs. The primary claims consist of cargo loss and damage and auto liability (personal injury and property damage). After several years of aggressive pricing, insurance carriers have raised premiums which has increased trucking companies' insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, will likely result in additional increases, especially for small trucking companies. It is our belief that future insurance increases may cause these companies to be less profitable, therefore, limiting their marketability and exit strategies, as well as, reducing their ability to raise capital through debt or equity placements to expand or maintain their businesses. We believe that after consolidating several of these trucking companies, XRG, Inc. will be in a better position to negotiate lower insurance premiums. However, there is no assurance that XRG will be able to obtain favorable insurance premiums and control future increases in insurance premiums.

         Small trucking companies have a difficulty acquiring "backhauls" which refer to a load of freight that permits a truck to return to the company's headquarters with a loaded truck, rather than an empty one. By completing acquisitions and implementing our information system at each location we believe that we can improve the dispatch system to help carriers with load matching thereby improving utilization. There are no assurances that our information system will be capable of improving the dispatch system thereby improving utilization for various acquired trucking companies.

         Increased competition from larger trucking companies has reduced margins for the smaller operators. XRG seeks to regain these margins through acquisitions and economies of scale to better compete with larger truck-load carriers. We believe that by centralizing the administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services will allow us to reduce costs and will be an important aspect for increasing our acquired company's margins. However, there is no assurance that we will realize efficiencies associated with centralizing the administrative services of acquired companies.

         In acquiring a particular business, XRG will follow a disciplined approach utilizing specific operating and financial criteria. We will develop pro forma financial statements for acquisition candidates that reflect estimates of revenue and costs under the target Company's current ownership and will utilize such information to determine a reasonable purchase price. The following outlines the material steps of our disciplined approach:

     o We will identify a potential candidate primarily through our contacts in the industry, including brokers, and other industry professionals. This cost will be minimal, and the time varies depending on the status of other acquisitions in the process. Generally, the number of potential candidates will exceed our ability to make introductions, and new opportunities will be constantly presented.

     o We will review the candidates' most recent financial information to determine if the carrier operates profitably, or if not, whether we can provide assistance in adjusting operating ratios. We will generally determine whether a candidate fits our acquisition parameters within a week of receiving the requested information. Current management will be involved in this process; therefore no additional costs will be incurred.

     o If a candidate is determined to be a likely fit, we will arrange a one day on site meeting to extract more information about the carrier, meet the owners, and familiarize ourselves with the current operating staff. This process will require one to two days of travel, and costs will be generally limited to travel and overnight expenses that typically will not exceed $2,500.

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

     o If the candidate is a viable target, we will prepare an offer that will be constructed to meet his or her price under our terms. We will then submit the offer to the owner, negotiate any adjustments, and work toward a signed letter of intent. This process will be the most lengthy and may take from a few weeks to as much as six months to complete. Again the process will be conducted by current management and generally no additional costs will be incurred.

     o If the letter of intent is agreed to by both parties, documentation will be prepared by our attorneys while on site due diligence is conducted. This process may take 30-60 days, and may cost $20,000 to $30,000.

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

         We believe that we can assemble the most talented personnel, minimize downside risk of volume loss to competitors, and provide opportunities for increased profitability with our operating formula which includes the following elements:

     o We will seek and identify trucking company operations for potential acquisition that have maintained their operating costs at 75% of gross revenue and sales, marketing, and dispatch costs at 10% of their gross revenues. After these potential targets are acquired, any savings below this 85% threshold will be retained by current management of the operation as an incentive in the form of a bonus. In our experience, a typical operator can maintain costs at 82% to 83% of revenues.

     o We will consolidate the management of insurance, financing costs, and backroom administrative services at a central administrative office at a cost of approximately 8% to 10% of the acquired company's gross revenues. We will expect to gain economies of scale as we grow internally through acquisitions. We believe that our costs of providing these services will decrease as we achieve lower insurance costs through greater bargaining power, however, there is no assurances that we will be able to achieve this. We are currently charging 3% of revenues for administrative services for one customer. These services do not currently include the management of insurance and financing costs which accounts for the 5% to 7% difference.

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

         XRG typically will seek either employment or non-compete agreements with former owners and management, as the situation dictates. Key technical and management personnel will be offered employment agreements, along with incentives to encourage their continued loyalty to the company. Employment agreements will typically remain at similar salary levels as before the completion of the acquisition. Significant performance incentive bonuses could be realized by any savings below our 85% threshold which will be retained by the current management of the operation. For example, an acquired trucking company that generates $10 million in revenues would provide $300,000 per year at an 82% cost threshold in incentive bonuses for the trucking company's management. Our largely performance based compensation arrangement will align XRG's cash requirements with the successes of its acquisitions. In addition, we will centralize certain financial, accounting, legal, administrative, employee benefit, and sales functions to create a more efficient operating structure in our administration.

Sales, Marketing, and Distribution

         Our primary marketing emphasis will be to develop and maintain close working relationships with our acquired trucking company's sales departments which, in turn, have strong relationships with their logistic and shipping departments. Sales to our acquired trucking company's customer base will be made directly by their sales staff and XRG will provide resources and assistance, as required, to this staff. These teams will service customers and assist them in programs to provide the most efficient logistics services possible. We have not begun our efforts in assembling a sales team. We plan on acquiring members of this team by acquiring trucking companies and utilizing their sales personnel. Therefore, XRG will be in a position to attract the most experience sales personnel that will be most familiar with the individual acquisition's trucking operations.

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

Operations

         XRG, as it grows through acquisitions, will be able to realize efficiencies that carriers could not benefit from individually. Examples of these economies will be the pooling of marketing and technical expertise; savings associated with sophisticated information systems that provide real time information on pricing, and equipment utilization, and the better use of a larger shipper base for more profitable backhauls.

         Our information system is currently in its initial stages of implementation. It is expected that this system will be fully functional in fiscal year 2003. Our expenditures to-date on our information system are approximately $15,000 and we expect to spend an additional $35,000 to complete its implementation. This proprietary system was originally developed approximately 15 years ago and it was originally developed to control, and enhance the operation of a non-asset based trucking carrier. The software was developed using the FoxPro database and has been upgraded to the new Microsoft Windows version of this database. It was developed to allow transactions tracked to be integrated on a real time basis into SBT Accounting Systems for financial management purposes. It will provide 24-7 automated advancement and payoff of truck drivers and the integration of safety and DOT compliance. All credit and collections procedures have been automated to prevent a load from being transported for a customer that either has poor credit or exceeds designated credit limits. In addition, credit and collection personnel will be able to track invoices over prescribed aging limits. Finally, the system will allow us to communicate real time on line with our customers, lending sources, and banking sources. We will continually enhance the system to allow the assimilation of other carriers, both asset and non-asset based. In addition, we are proceeding with the introduction of Citrix software as our communication platform to further enhance our abilities to share information on a real time basis.

         XRG intends on developing an autonomous management structure to best maintain existing customer relationships. This philosophy will require that newly acquired carriers maintain their individual identities. Each of these businesses will operate as a separate subsidiary and division of XRG.
Advertising and other promotional materials, including invoices, purchase orders, and other paperwork will depict the acquired company's existing logo and name. This strategy will help continue the customer goodwill each acquired company has built up over the years. While our operating style will allow local operators significant responsibility in daily operating decisions, financial parameters jointly established during the budgeting process will be monitored by senior management through our centralized management information systems.

         In addition, XRG will establish a compensation structure designed to maintain and create "ownership incentives" for divisional personnel. We plan on rewarding personnel with bonuses tied to the achievement of certain objectives and by developing an employee incentive stock option plan. Option plans, and other incentive programs, will be in addition to the stock that "owner entrepreneurs" receive as part of the purchase price when we acquire their business. It will be our philosophy to structure acquisitions such that the sellers remain with us, and that they accept our securities as part of their sale proceeds. We believe that this will help to insure an orderly, and profitable transition, and will increase the former owner's incentive to continue to grow his or her business and benefit from future stock appreciation. We plan on acquiring trucking companies using our cash, stock, bank financing, and owner financing. Management will determine the mix of these financing alternatives on a case by case basis depending on the owner's needs and our availability of capital.

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

         Utilization refers to the number of miles a tractor and trailer travel under load as a percentage of total miles driven. Proper utilization will be the responsibility of the dispatch department which plans either in advance, or as the initial shipment is being moved, the return trip with as little deadhead (unloaded miles) as possible. It will be imperative to have a system in place so that a dispatcher can monitor available loads and available equipment to be loaded to assist in the planning process. Proper utilization provides greater efficiencies which will enhance our revenues as more shipments can be accommodated. A portion of the each acquisition's management team compensation will be tied effectively to utilization. Improper equipment procurement, maintenance, and utilization would reduce or eliminate significant bonuses. In addition, under utilization could have a negative effect on the profitability of XRG, Inc. Our strategy of contracting purchased transportation will limit the effect of utilization on our business and will allow us to fix our costs as a percentage of revenues and reduce costs relating to idle equipment. There is no assurance that acquired companies will be able to maintain profitable operations after being acquired.

         Our strategy will be to continue to use fleets and owner operators that will be responsible for equipment costs. This eliminates the problems of under utilization of equipment, improper maintenance or inefficient operating procedures since the owner/operator is responsible for the costs of his or her equipment. The truck payment will be contracted for as a percentage of gross revenue, therefore our costs will be fixed, and no costs are incurred unless a load is contracted for and revenues are generated. Small truckload carriers operate throughout the United States, conducting their businesses with local customers. Consolidating these small carriers will provide them with the size and capital structure to compete more effectively in their local markets, while maintaining the close relationships that these companies developed over the years. Management believes that the "divisions of" strategy will separate XRG from other consolidation players, because it will allow the management, and employees of the acquired company to continue those services that its customers have relied upon. This philosophy will also allow the company to maintain its own unique culture and environment that the company's employees have become comfortable with, and depend upon. XRG management believes that the typical strong bond between the acquired companies and its employees must be maintained. This should then allow for a smooth and seamless acquisition process. Within a larger organization, the acquired companies will benefit from a professional sales force, sophisticated management information systems, and a larger universe of shippers to make use of for more profitable backhauls.

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

         We intend to acquire carriers, which have a strong presence in a number of unrelated markets. This approach will allow us to diversify the type of shipper we conduct business with to reduce the risks of unfavorable market conditions or downturns in specific markets. In addition, we will be able to pool our technical expertise across these markets. XRG will focus its marketing efforts on maintaining long-term relationships with existing customers while pursuing new customers in all of our future target markets. Our customers typically will have relationships with a limited number of carriers. Bills of lading depicting the name of the carrier will be issued upon picking up the load. Signed delivery receipts will be released by the consignee upon the completed delivery of the freight, at which time, the cost of the load, will be invoiced by the carrier. Customers will provide the Carrier with periodic forecasts of their requirements, which will be updated regularly.

         Rates will be typically negotiated with the shipper, and will be based on the type of freight to be hauled, the length of haul, the area of delivery, and any other unique aspects of the load. As shippers typically seek rate reductions from time to time, our ability to improve operating performance will be generally dependent on increasing efficiency through increased automation. Since we will not own the equipment, and the costs of "purchased transportation" (all costs associated with the operation of the equipment) will be fixed, operational efficiencies will be the responsibility of the operator.

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

         Motor carrier operations may also be subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. It will be our intention to transport a minimum amount of environmentally hazardous substances. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

          o Future Acquisitions. We plan on expanding our business, in part, through the acquisition of small trucking businesses. In attempting to locate and consummate such acquisitions, we may be competing with other prospective purchasers of the acquisition candidate, many of which may have greater resources than us. There can be no assurance that suitable acquisition candidates can be identified and acquired on terms favorable to us, or that the acquired operations can be profitably operated or integrated into the XRG's operations. In addition, any internally generated growth experienced by XRG could place significant demands on our management, thereby restricting or limiting our available time and opportunity to identify and evaluate potential acquisition, candidates. The ability of XRG to consummate acquisitions will depend on our ability, to obtain sufficient financing on acceptable terms, of which there can be no assurance. To the extent management is successful in identifying suitable companies for acquisition, we may deem it necessary or advisable to finance such acquisitions through the issuance of Common Stock, securities convertible into Common Stock, or debt financing, or a combination thereof. In such cases, the issuance of Common Stock or convertible securities could result in further dilution to the purchasers at the time of such issuance or conversion. The issuance of debt to finance acquisitions may result, among other things, in the encumbrance of certain of XRG's assets, may impede the our ability to obtain bank financing, and decrease our liquidity.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         XRG, Inc. leases approximately 1,000 square feet of office space at 100 Fifth Avenue, Suite 614, Pittsburgh, PA, 15222, which was used for our principal executive offices. The lease for the offices expires in September 2006. The monthly rent for the offices is approximately $1,100.

         We have relocated our principal executive offices to 5301 Cypress Street, Suite 111, Tampa, Florida 33607. XRG currently rents approximately 200 square feet for $600 per month on a month-to-month basis. We plan on executing a lease at this location for approximately 1,400 square feet of space in the near future. Upon execution of this lease, our monthly rent will be approximately $3,000.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a materially adverse effect on us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

         None

                                     PART II


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

Penny Stock Considerations

         Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.
XRG's securities will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges, therefore we will be subject to Penny Stock Rules. As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

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

         Our philosophy within the truckload industry will be to hire out the "purchased transportation". This will allow the Company to avoid the greatest pitfall carriers that own their own equipment face, utilization. Equipment that is not under load is a cost to the typical carrier. Because the Company contracts for the equipment, only trucks pulling loads incur expenses. This cost will be contracted for prior to the load being picked up, and will be typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment will be the responsibility of the equipment owner and not XRG.

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

         We have incurred substantial losses since we were formed. From the date of our formation through March 31, 2002, we incurred net losses of $15,867,828. $15,405,274 of this loss is related to previous unrelated and dormant operations of XRG International, Inc from our initial incorporation in December 1976 to April 30, 1999. On May 1, 1999, we reactivated the company to develop plans to pursue consolidation opportunities within several industries including the freight transportation industry. XRG International, Inc. merged with XRG, Inc., a Delaware Corporation formed in November 2000 to focus on acquiring and operating both asset and non-asset based truck-load carriers in the contiguous 48 states. Our losses During the year ended March 31, 2002 and 2001, were $324,136 and $123,389, respectively.

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

Liquidity and Capital Resources

         To date, we have funded our capital requirements and our business operations with funds provided by the from borrowings. To date, we have received $685,000 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates between July 2002 and March 2004 and are unsecured. None of these notes individually exceed $100,000. The current portion of these notes is $25,000 which is due in July 2002. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 3,291,000 shares of common stock were granted to these note-holders. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005.

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

         There is no assurance that we will be successful in raising capital through debt or equity placements. If such financing is not available when required, we may be unable to pay our debts in a timely manner, develop our business, take advantage of acquisition opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. Our inability to raise additional capital could cause us to breach our payment obligations to third parties or otherwise fail to satisfy our business obligations.

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

         We anticipate raising capital in the next twelve months from the issuance of convertible notes. These unsecured notes will be convertible after one year at 50% of the average bid price of our common stock from the sixty trading days immediately preceding the conversion date or maturity date. There is currently no liquidity in or stock, therefore, until our stock begins trading on an exchange we will resort primarily to raising capital through debt placements.

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

                                    PART III


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

Business Experience of  Executive Officers and Directors

     Kevin P Brennan, President, Chief Executive Officer, Director. Mr. Brennan was CFO and co-founder of Express America, a non-asset based transportation company. For the last three years he has worked for XRG, Inc. For the previous two years, Mr. Brennan was employed with Cherry, Bekaert, and Holland, L.L.P. certified public accountants. Mr. Brennan is an experienced public accountant and a licensed CPA. He attended Ohio University, and graduated with high honors from Robert Morris University, Pittsburgh, PA with a BA in Accounting.

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

3.6              Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc.
                 (2)

3.7              ByLaws of XRG, Inc. (2)

10.1             Lease Agreement between Pittsburgh Properties, Ltd. and XRG, Inc. dated August 28,
                 2001. (2)

10.2             Administrative Services Agreement between XRG G&A, Inc. and KDK Transport, Inc. dated
                 February 1, 2002 (1)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by XRG's Chief Executive Officer. (3)

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by XRG's Chief Financial Officer. (3)

1.       Filed as exhibits to our Form 10-KSB filed on July 10, 2002.
2.       Filed as exhibits to Form 10-SB filed on March 4, 2002.
3.       Filed herewith.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              XRG, Inc.

Date:   September 9, 2002                            By:      /s/ Kevin Brennan
                                                              -----------------
                                                              Kevin Brennan
                                                              President & CEO

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

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   ---------                                   ----

/s/ Kevin Brennan                      President and Chief Executive
--------------------------             Officer (Principal Executive                        September 9, 2002
Kevin Brennan                          Officer) and Director

/s/ Stephen Couture                    Vice President, Finance, Chief                      September 9, 2002
----------------------------------     Financial Officer and Director
Stephen Couture

/s/ Donald G. Huggins, Jr.             Executive Vice President                            September 9, 2002
-----------------------------------    and Chairman of the Board
Donald G. Huggins, Jr.

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

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2002 and 2001
                          and the Period May 1, 1999 to
                                 March 31, 2002



1.      Background Information

XRG, Inc. (the "Company") was incorporated in the state of Delaware in November 2000. The Company plans to acquire and operate both asset and non-asset based truck-load carriers, and to market sophisticated logistical expertise to freight shippers in the contiguous 48 states. The corporate headquarters is located in Tampa, Florida.

On December 28, 2001, the Company merged with XRG International, Inc., a non-reporting, non-trading public shell. XRG International, Inc. was originally incorporated in the state of New Jersey in December 1976 and operated several unrelated business ventures until its operations became dormant. On May 1, 1999, the Company was reactivated to develop plans to pursue consolidation opportunities within several industries including the freight transportation industry. During 1999, a change in control took place and XRG International, Inc. Pursuant to the merger, the Company exchanged all shares of its common stock for all of the shares of common stock of XRG International, Inc., making it the sole survivor. The merger has been accounted for at historical cost due to both entities being under common control. The Company is devoting substantially all of its efforts to establishing its freight transportation business and, therefore, has been in the development stage since the change in control took place in 1999.

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

        The Company has adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for costs of computer software developed for internal use. The Company will capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and the Company's management has authorized further funding of the project that it deems probable will be completed and used to perform the function intended. Capitalized costs will include only (1) external direct costs of materials and services used in developing or obtaining internal-use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs will cease no later than the point at which the project is substantially complete and is ready for its intended purpose.

        Software development costs, once completed, will be amortized over the expected life of the project. Other computer software maintenance costs related to software development will be expensed as incurred. During the year ended March 31, 2002, the Company did not incur costs related to internally developed or obtained software.

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