Form 10QSB
period 2002-09-30
XRG INC
filed 2002-11-15
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002
                                    ------------------

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

                                 (813) 637-0700
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---     ---

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 2002 was 9,262,912.

         Transitional Small Business Disclosure Format:

Yes       No  X
    ---      ---

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)



                                      Index



                                                                           Page
Part I - Financial Information                                             ----
------------------------------

Item 1.  Financial Statements

         Balance Sheet -
           September 30, 2002...........................................     1

         Statements of Operations -
           Three and six months ended September 30, 2002 and 2001
                  and the period May 1, 1999 to September 30, 2002......     2

         Statements of Changes in Stockholders' Deficit -
           Period May 1, 1999 to September 30, 2002.....................     3

         Statements of Cash Flows -
           Three and six months ended September 30, 2002 and 2001
                  and the period May 1, 1999 to September 30, 2002......     4

         Notes to Financial Statements..................................     6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     8

Item 3.  Controls & Procedures..........................................    11

Part II - Other Information

Item 1. Legal Proceedings...............................................    11

Item 2. Change in Securities and Use of Proceeds........................    12

Item 3. Defaults Upon Senior Securities.................................    12

Item 5. Other Information...............................................    12

Item 6. Exhibits........................................................    12

Signatures..............................................................    13

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheet

                         September 30, 2002 (Unaudited)



Assets
Current assets:
    Cash                                                                        $        139,482
    Trade receivables                                                                     21,086
    Prepaid expenses                                                                      12,006
                                                                                ----------------
Total current assets                                                                     172,574


Equipment, net of accumulated depreciation                                                18,652
                                                                                ----------------

                                                                                $        191,226
                                                                                ================

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                            $         28,922
    Accrued expenses                                                                      54,805
    Related party advances                                                                10,626
    Current portion of long-term debt                                                    330,000
                                                                                ----------------
Total current liabilities                                                                424,353
                                                                                ----------------


Long-term debt                                                                           493,000
                                                                                ----------------


Stockholders' deficit:
    Preferred stock; $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding
    Common stock; $.001 par value; 15,000,000 shares authorized;
        9,262,912 shares issued and outstanding                                            9,263
    Additional paid-in capital                                                        15,402,648
    Accumulated deficit for unrelated dormant operations                             (15,405,274)
    Deficit accumulated during development stage                                        (732,764)
                                                                                ----------------
Total stockholders' deficit                                                             (726,127)
                                                                                ----------------

                                                                                $        191,226
                                                                                ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Operations (Unaudited)




                                        Three Months Ended                    Six Months Ended                 Period May 1,
                                            September 30,                       September 30,                     1999 to
                                    -----------------------------      -----------------------------           September 30,
                                         2002            2001              2002             2001                   2002
                                    ---------------------------------------------------------------------------------------

Revenues                            $    230,702                       $    455,650                         $     565,851

Cost of revenues                         233,850                            483,483                               591,314
                                    ---------------------------------------------------------------------------------------

Gross loss                                (3,148)                           (27,833)                              (25,463)

Selling, general and
    administrative expenses              122,464     $     88,393           195,482     $    114,427              610,655
                                    ---------------------------------------------------------------------------------------

Loss from operations                    (125,612)         (88,393)         (223,315)        (114,427)            (636,118)

Interest expense                         (24,883)          (6,995)          (46,895)         (10,844)             (96,646)
                                    ---------------------------------------------------------------------------------------

Net loss from operations            $   (150,495)    $    (95,388)     $   (270,210)    $   (125,271)       $    (732,764)
                                    =======================================================================================

Basic loss per share                $       (.02)    $       (.02)     $       (.03)    $       (.02)       $        (.10)
                                    =======================================================================================

Weighted average number
    of common shares used
    in loss per share
    computation                        9,262,912        6,512,912         9,262,912        6,512,912            7,177,414
                                    =======================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

                      Condensed Consolidated Statements of
                        Changes in Stockholders' Deficit

          For the Period May 1, 1999 to September 30, 2002 (Unaudited)




                                                                                              Accumulated
                                                                                              Deficit for       Accumulated
                                                         Common Stock            Additional    Unrelated      Deficit During
                                                    ----------------------        Paid-In       Dormant         Development
                                                       Shares    Amount           Capital      Operations          Stage
                                                    -----------------------------------------------------------------------

Balance, May 1,1999, as previously reported          1,495,822   $   1,496   $ 15,030,193    $ (15,405,274)

Prior period adjustment - adjustment of common
    shares outstanding for shares not turned in for
    reverse stock split                                175,090         175           (175)
                                                    -----------------------------------------------------------------------

Balance, May 1, 1999, as restated                    1,670,912       1,671     15,030,018      (15,405,274)

Acquisition of company                               3,000,000       3,000

Stock issued for services at $.001 par (May 1999)    1,550,000       1,550

Stock issued in satisfaction of debt at $1.36 per
    share (March 2000)                                 110,000         110        149,641

Net loss for period                                                                                           $   (15,029)
                                                    -----------------------------------------------------------------------


Balance, March 31, 2000                              6,330,912       6,331     15,179,659      (15,405,274)       (15,029)

Stock issued in satisfaction of debt at $1.23 per
    share (April 2000)                                 182,000         182        222,989

Net loss for year                                                                                                (123,389)
                                                    -----------------------------------------------------------------------

Balance, March 31, 2001                              6,512,912       6,513     15,402,648      (15,405,274)      (138,418)

XRG, Inc. stock issued for services at $.001
    par (October 2001)                               2,750,000       2,750

Net loss for year                                                                                                (324,136)
                                                    -----------------------------------------------------------------------

Balance, March 31, 2002                              9,262,912       9,263     15,402,648      (15,405,274)      (462,554)

Net loss for period                                                                                              (270,210)
                                                    -----------------------------------------------------------------------

Balance, September 30, 2002                          9,262,912   $   9,263   $ 15,402,648    $ (15,405,274)  $   (732,764)
                                                    =======================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                 Six Months Ended                     Period May 1,
                                                                    September 30,                       1999 to
                                                            --------------------------------         September 30,
                                                                2002              2001                   2002
                                                            -------------------------------------------------------
Operating activities
    Net loss                                                $    (270,210)    $     (125,272)     $    (732,764)
                                                            -------------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                             1,160                100              1,960
           Loss on acquisition                                                                            3,000
           Stock issued for services                                                                      4,300
           Increase in:
               Accounts receivable                                 (5,393)                              (21,086)
               Prepaid expenses                                   (12,006)                              (12,006)
           Increase (decrease) in:
               Accounts payable                                   (17,297)           (10,499)            28,921
               Accrued expenses                                    20,399              7,563             54,046
                                                            -------------------------------------------------------
    Total adjustments                                             (13,137)            (2,836)            59,135
                                                            -------------------------------------------------------
    Net cash used by operating activities                        (283,347)          (128,108)          (673,629)
                                                            -------------------------------------------------------

Investing activities
    Acquisition of equipment                                       (9,350)            (7,227)           (20,612)
                                                            -------------------------------------------------------

Financing activities
    Net (payments) borrowings on
        stockholder advances                                      (21,000)             1,998             10,626
    Payments on borrowings                                        (25,000)                              (25,000)
    Proceeds from borrowings                                      163,000            290,000            848,000
                                                            -------------------------------------------------------
    Net cash provided by financing activities                     117,000            291,998            833,626
                                                            -------------------------------------------------------

Net (decrease) increase in cash                                  (175,697)           156,663            139,385

Cash, beginning of period                                         315,179              2,489                 97
                                                            -------------------------------------------------------

Cash, end of period                                         $     139,482     $      159,152      $     139,482
                                                            =======================================================




The accompanying notes are an integral part of the condensed consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                 Six Months Ended                     Period May 1,
                                                                    September 30,                       1999 to
                                                            --------------------------------         September 30,
                                                                2002              2001                   2002
                                                            -------------------------------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest            $      21,931     $        4,625      $      36,454
                                                            =======================================================

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




The accompanying notes are an integral part of the condensed consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

                  Six Months Ended September 30, 2002 and 2001
             (Unaudited) and the Period May 1, 1999 to September 30,
                                2002 (Unaudited)



1.      Condensed Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended September 30, 2002 and 2001 and the period May 1, 1999 to September 30, 2002, (b) the financial position at September 30, 2002, and (c) cash flows for the six-month periods ended September 30, 2002 and 2001 and the period May 1, 1999 to September 30, 2002, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2002. The results of operations for the six-month periods ended September 30, 2002 and 2001 are not necessarily indicative of those to be expected for the entire year.


2.      Prior Period Adjustment

The accompanying condensed consolidated financial statements have been restated to correct an error in the outstanding number of shares. The Company switched transfer agents during the period ended September 30, 2002. When the stock records were transferred to the new transfer agent, the Company discovered that there were approximately 175,000 additional shares outstanding. These shares represent stockholders who had not turned in their original shares when the Company authorized a 10-for-1 reverse stock split in 1986. The effect of this restatement was to increase common stock by $175 and decrease additional paid-in capital by $175.


3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the six months ended September 30, 2002 and 2001. The weighted average shares outstanding for the six months ended September 30, 2002 was 9,262,912 as compared to 6,512,912 for the six months ended September 30, 2001.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

                  Six Months Ended September 30, 2002 and 2001
             (Unaudited) and the Period May 1, 1999 to September 30,
                                2002 (Unaudited)



4.      Notes Payable

Please refer to the audited consolidated financial statements consisting of the Company's consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.

During the six months ended September 30, 2002, the Company issued $163,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 652,000 shares of the Company's restricted common stock. In addition, the Company issued warrants to purchase 65,200 shares of the Company's restricted common stock as compensation expense. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore, none of the note proceeds have been allocated to the detachable stock warrants or compensation expense.

Effective October 7, 2002, the Company terminated certain consulting agreements which resulted in the Company canceling 321,200 warrants for nominal consideration. No warrants had been issued to the consultants under these agreements.

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


GENERAL

Our business focuses on acquiring and operating both asset and non-asset based truck-load carriers. We are currently marketing our administrative and logistical expertise to freight shippers in the contiguous 48 states. We are providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for one of our targeted acquisitions at a service fee equal to 3% of its gross billings. During the six-month period ended September 30, 2002, we generated $455,650 in revenues from these administrative services.

XRG plans on consolidating established and profitable truck-load carriers throughout the United States that have long-term customer relationships and typically generate revenues between $5 and $20 million. We believe that these acquisitions will enable us to diversify our customer base, technical capabilities and geographic areas served.

Our philosophy within the truckload industry is to hire out the "purchased transportation". It is our belief that this allows us the ability to avoid the greatest shortfall that carriers that own their own equipment face, utilization. Equipment that is not under load is a cost to the typical carrier. Because we plan on contracting for the equipment, only trucks pulling loads would incur expenses. This cost would be contracted for prior to the load being picked up, and is typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment would also be the responsibility of the equipment owner, and not us.

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

To complete the initial stages of our business plan, which we view as completing our first trucking company acquisition, we estimate that we will require an additional $1 million capital infusion. We plan on raising this capital through either debt or equity financing, however, there is no assurance that we will be able to obtain financing on favorable terms to complete this acquisition and successfully implement our business plan.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001

XRG generated $230,702 in revenues during the three-month period ended September 30, 2002 from our administrative services provided to one customer. Related expenses were $233,850 resulting in a negative gross margin of $3,148. These services provide an important platform for our eventual acquisition of several truck-load carriers. During the three-month period ended September 30, 2001 there were no revenues. We continue to focus our efforts primarily on identifying profitable truck-load carriers throughout the United States for acquisition and securing financing to support our business.

For the three-month period ended September 30, 2002, total selling, general and administrative expenses were $122,464 as compared to $88,393 for the previous three-month period, an increase of $34,071 or 39%. This increase is the result of an increase in consulting, travel, and office costs, plus additional legal and accounting costs associated with completing our Form 10-SB Registration Statement.

Interest expense for the three-month period ended September 30, 2002 and 2001 was $24,883 and $6,995, respectively. This increase of $17,888 or 256% is associated with an increase in long-term debt of $448,000 from September 30, 2001 to September 30, 2002.

We had a net loss of $150,495 for the three-month period ended September 30, 2002 as compared to a loss of $95,388 for the prior three-month period. This increase in our operating loss over that of the preceding three-month period is the result of an increase in consulting, travel, and office costs, as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.02 for the three-month period ended September 30, 2002 and the three-month period ended September 30, 2001. The weighted average shares outstanding for the three-month period ended September 30, 2002 was 9,262,912 as compared to 6,512,912 for the preceding three-month period ended September 30, 2001.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

Six months ended September 30, 2002 compared to six months ended September 30, 2001

XRG generated $455,650 in revenues during the six-month period ended September 30, 2002 from administrative services. Related expenses were $483,483 resulting in a negative gross margin of $27,833. During the six-month period ended September 30, 2001 there were no revenues.

For the six-month period ended September 30, 2002, total selling, general and administrative expenses were $195,482 as compared to $114,427 for the previous six-month period, an increase of $81,055 or 71%. This increase is the result of an increase in consulting, travel, and office costs, plus additional legal and accounting costs associated with completing our Form 10-SB Registration Statement.

Interest expense for the six-month period ended September 30, 2002 and 2001 was $46,895 and $10,844, respectively. This increase of $36,051 or 333% is associated with an increase in long-term debt during the current period.

We had a net loss of $270,210 for the six-month period ended September 30, 2002 as compared to a loss of $125,271 for the prior six-month period. This increase in our operating loss over that of the preceding six-month period is the result of an increase in consulting, travel, and office costs, as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.03 for the six-month period ended September 30, 2002 as compared to a loss per share of $0.02 for the for the six-month period ended September 30, 2001. The weighted average shares outstanding for the six-month period ended September 30, 2002 was 9,262,912 as compared to 6,512,912 for the preceding six-month period ended September 30, 2001.


Liquidity and Capital Resources

To date, we have funded our capital requirements and our business operations with funds provided by the sale of securities and from borrowings. As of September 30, 2002, we have received $848,000 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates between March 2003 and September 2004 and are unsecured. None of these notes individually exceed $100,000. The current portion of these notes is $330,000 which is due between March 2003 and September 2003. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 3,412,000 shares of common stock will be granted to these note-holders. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)


For the six-month period ended September 30, 2002 we used $283,347 in cash in operating activities as compared to $128,108 in the similar period ended
September 30, 2001. Financing activities for the six-month period ended September 30, 2002 provided $117,000 from the issuance of notes payable. For the six-month period ended September 30, 2002, cash decreased $175,697 as compared to an increase of $156,663 in the prior six-month period.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at September 30, 2002 of $139,482 and negative working capital of $251,779. Our monthly cash "burn rate" is approximately $50,000 per month.

We anticipate raising capital in the next twelve months from the issuance of convertible notes. These unsecured notes will be convertible after one year at 50% of the average bid price of our common stock from the sixty trading days immediately preceding the conversion date. There is currently no liquidity in or stock, therefore, until our stock begins trading on an exchange we will resort primarily to raising capital through debt placements. We anticipate that capital raised from the issuance of convertible notes, our cash reserves, and working capital from completed truck-load carrier acquisitions, will sustain our operations over the next twelve months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)


Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

         During the six month period ended September 30, 2002, the Company issued $163,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 652,000 shares of the Company's restricted common stock. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore none of the note proceeds have been allocated to the detachable stock warrants.

         On September 26, 2002 we terminated American Stock Transfer & Trust as our transfer agent and appointed Florida Atlantic Stock Transfer, Inc. of Tamarac, Florida as our new transfer agent. We have since reconciled our records to the records of our transfer agent. According to a certified shareholder list provided by our new transfer agent, the number of shares of common stock outstanding is 9,262,912 at October 25, 2002. We have revised our financial statements to reflect this amount outstanding as certified by our transfer agent. In addition, effective October 7, 2002, we terminated certain consulting agreements which resulted in us canceling 321,200 warrants for nominal consideration. No warrants had been issued to the consultants under these agreements.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None

Item 5.  Other Information
         -----------------

         On October 7, 2002, Mr. Neil Treitman was appointed as our Chief Operating Officer.

Item 6.  Exhibits
         --------

         Exhibit 99.1 is the certification of the CEO and the CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud
         Bill), which was signed into law on July 30, 2002 by President George Bush.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XRG, Inc.

Dated:   11/14/2002

                                       /s/ Kevin Brennan
                                       ------------------------------------
                                       Kevin Brennan
                                       President & CEO

                                       /s/ Stephen Couture
                                       ------------------------------------
                                       Stephen Couture
                                       Vice President, Finance & CFO