Form 10QSB
period 2002-12-31
XRG INC
filed 2003-02-14
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2002
                                    -----------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of December 31, 2002 was 9,262,912.

     Transitional Small Business Disclosure Format:

Yes       No  X
     ---     ---

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)



                                      Index



                                                                           Page
                                                                           ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           December 31, 2002...............................................  1

         Statements of Operations -
           Three and nine months ended December 31, 2002 and 2001
                  and the period May 1, 1999 to December 31, 2002..........  2

         Statements of Changes in Stockholders' Deficit -
           Period May 1, 1999 to December 31, 2002.........................  3

         Statements of Cash Flows -
           Three and nine months ended December 31, 2002 and 2001
                  and the period May 1, 1999 to December 31, 2002..........  4

         Notes to Condensed Consolidated Financial Statements..............  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  7

Item 3.  Controls & Procedures............................................. 10

Part II - Other Information

Item 1. Legal Proceedings.................................................. 11

Item 2. Change in Securities and Use of Proceeds........................... 11

Item 3. Defaults Upon Senior Securities.................................... 11

Item 5. Other Information.................................................. 11

Item 6. Exhibits........................................................... 11


         Signatures........................................................ 12



                               XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                           (A Development Stage Company)
                                        Condensed Consolidated Balance Sheet
                                                    (Unaudited)
                                                 December 31, 2002

Assets
Current assets:
    Cash                                                                        $               33,175
    Trade receivables                                                                           15,194
                                                                                   --------------------
Total current assets                                                                            48,369

Equipment, net of accumulated depreciation                                                      64,491
                                                                                   --------------------

                                                                                $              112,860
                                                                                   ====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                            $               60,398
    Accrued expenses                                                                            63,663
    Related party advances                                                                      31,626
    Current portion of long term debt                                                          425,000
                                                                                   --------------------
Total current liabilities                                                                      580,687
                                                                                   --------------------

Long-term liabilities:
    Notes payable, less current maturities                                                     518,000
                                                                                   --------------------
Total long-term liabilities                                                                    518,000
                                                                                   --------------------

                                                                                   --------------------
Total liabilities                                                                            1,098,687
                                                                                   --------------------

Stockholders' deficit:
    Preferred stock; $.001 par value; 5,000,000 shares authorized
      0 shares issued and outstanding
    Common stock; $.001 par value; 15,000,000 shares authorized;
      9,262,912 shares issued and outstanding                                                    9,263
    Additional paid-in capital                                                              15,402,648
    Accumulated deficit for unrelated dormant operations                                   (15,405,274)
    Deficit accumulated during development stage                                              (992,464)
                                                                                   --------------------
Total stockholders' deficit                                                                   (985,827)
                                                                                   --------------------

                                                                                $              112,860
                                                                                   ====================


The accompanying notes are an intregral part of the condensed consolidated financial statements.


                                         XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                                     (A Development Stage Company)
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)

                                                                                                                         Period
                                                    Three Months Ended December 31,    Nine Months Ended December 31,  May 1, 1999
                                                    -------------------------------    ------------------------------to December 31,
                                                       2002               2001            2002              2001          2002
                                                    ------------      -------------    ------------      ------------ --------------
Revenues                                           $    214,624   $              -   $     670,274     $           -  $    780,475

Cost of revenues                                        265,427                  -         748,910                 -       856,741
                                                    ------------      -------------    ------------      ------------ --------------

Gross profit (loss)                                     (50,803)                 -         (78,636)                -       (76,266)

Selling, general and administrative
     expenses                                           181,980             63,846         377,463           178,274       792,636
                                                    ------------      -------------    ------------      ------------ --------------

Loss from operations                                   (232,783)           (63,846)       (456,099)         (178,274)     (868,902)

     Interest expense                                   (26,915)           (13,541)        (73,811)          (24,385)     (123,562)
                                                    ------------      -------------    ------------      ------------ --------------

Net loss                                           $   (259,698)  $        (77,387)  $    (529,910)    $    (202,659) $   (992,464)
                                                    ============      =============    ============      ============ ==============

Basic loss per share                               $      (0.03)  $          (0.01)  $       (0.06)    $       (0.03) $      (0.14)
                                                    ============      =============    ============      ============ ==============

Weighted average number of
     common shares used
     in loss per share calculation                    9,262,912          8,425,955       9,262,912         7,152,912     7,320,597
                                                    ============      =============    ============      ============ ==============



The accompanying notes are an intregral part of the condensed consolidated financial statements.


                                           XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                                       (A Development Stage Company)
                                   Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                                                (Unaudited)
                                             Nine Months Ended December 31, 2002 and the Period
                                                      May 1, 1999 to December 31,2002



                                                                                       Accumulated
                                              Common Stock                             Deficit for      Accumulated
                                       -------------------------       Additional      Unrelated       Deficit During
                                          Number of                     Paid-in        Dormant         Development
                                           Shares        Amount         Capital        Operations          Stage           Total
                                       -------------   ---------    --------------  ---------------   -------------   --------------
Balance, May 1, 1999, as
   previously reported                   1,495,822  $    1,496   $    15,030,193  $   (15,405,274) $            -  $      (373,585)

Prior period adjustment -
   adjustment of common
   shares outstanding for
   shares not turned in for
   reverse stock split                     175,090         175              (175)               -               -                -
                                      -------------   ---------    ---------------  ---------------   -------------   --------------

Balance, May 1, 1999, as restated        1,670,912       1,671        15,030,018      (15,405,274)              -         (373,585)


Issuance of stock for acquisition        3,000,000       3,000                 -                -               -            3,000

Stock issued for services at
    $.001 par (May 1999)                 1,550,000       1,550                 -                -               -            1,550

Stock issued in satisfaction
   of debt at $1.36 per share
   (March 2000)                            110,000         110           149,641                -               -          149,751

Net loss for the period                          -           -                 -                -          (15,029)        (15,029)
                                      -------------   ---------    ---------------  ---------------   -------------   --------------

Balance,March 31, 2000                   6,330,912       6,331        15,179,659      (15,405,274)         (15,029)       (234,313)

Stock issued in satisfaction
   of debt at $1.23 per share
   (April 2000)                            182,000         182           222,989                -               -          223,171

Net loss for the year                            -           -                 -                -         (123,389)       (123,389)
                                      -------------   ---------    ---------------  ---------------   -------------   --------------

Balance, March 31, 2001                  6,512,912       6,513        15,402,648      (15,405,274)        (138,418)       (134,531)

XRG, Inc. stock issued
   for services at $.001
   par (October 2001)                    2,750,000       2,750                 -                -               -            2,750

Net loss for the year                            -           -                 -                -         (324,136)       (324,136)
                                      -------------   ---------    ---------------  ---------------   -------------   --------------

Balance, March 31, 2002                  9,262,912       9,263        15,402,648      (15,405,274)       (462,554)        (455,917)

Net loss for the period                          -           -                 -                -        (529,910)        (529,910)
                                      -------------   ---------    ---------------  ---------------   -------------   --------------

Balance, December 31, 2002               9,262,912  $    9,263   $    15,402,648 $    (15,405,274) $     (992,464) $      (985,827)
                                      =============   =========    ===============  ===============   =============   ==============

The accompanying notes are an intregral part of the condensed consolidated financial statements.

                     XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                                  (A Development Stage Company)
                         CondensedConsolidated Statements of Cash Flows
                                           (Unaudited)

                                                                                                        Period
                                                                     Nine Months Ended December 31,  May 1, 1999
                                                                     ----------------------------   to December 31,
                                                                         2002            2001            2002
                                                                      ------------   -------------  ---------------
Operating activities
       Net loss                                                        $ (529,910)     $ (202,659)      $ (992,464)
                                                                      ------------   -------------  ---------------

       Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                    3,635             800            4,425
           Loss on acquisition                                                  -               -            3,000
           Stock issued for services                                            -           2,750            4,300
           (Increase) decrease in:
             Accounts receivable                                              499               -          (15,194)
           Increase (decrease) in:
             Accounts payable                                              (5,838)            320           40,381
             Accrued expenses                                              29,257          19,151           62,903
                                                                      ------------   -------------  ---------------
        Total adjustments                                                  27,553          23,021           99,815
                                                                      ------------   -------------  ---------------

                                                                      ------------   -------------  ---------------
        Net cash used by operating activities                            (502,357)       (179,638)        (892,649)
                                                                      ------------   -------------  ---------------

Investing activities
       Purchase of property and equipment                                 (37,647)        (11,262)         (48,899)
                                                                      ------------   -------------  ---------------
       Net cash used by investing activities                              (37,647)        (11,262)         (48,899)
                                                                      ------------   -------------  ---------------

Financing activities
       Net borrowings on stockholder
          advances                                                              -           2,000           31,626
       Proceeds from issuance of notes payable                            283,000         380,000          968,000
       Principal payments on notes payable                                (25,000)              -          (25,000)
                                                                      ------------   -------------  ---------------
       Net cash provided by financing activities                          258,000         382,000          974,626
                                                                      ------------   -------------  ---------------

       Net increase (decrease) in cash                                   (282,004)        191,100           33,078

       Cash at beginning of period                                        315,179           2,489               97
                                                                      ------------   -------------  ---------------

       Cash at end of period                                             $ 33,175       $ 193,589         $ 33,175
                                                                      ============   =============  ===============


                                                                                                        Period
                                                                     Nine Months Ended December 31,  May 1, 1999
                                                                     ----------------------------   to December 31,
                                                                         2002            2001            2002
                                                                      ------------   -------------  ---------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest                      $    40,448    $     5,235    $    54,971

          During the year ended March 31, 2000, the Company acquired certain assets of USA Polymers, Inc. in exchange for 3,000,000 shares of common stock valued at $3,000.

          During the year ended March 31, 2000, the Company issued 110,000 shares of common stock in payment of debt in the amount of $149,751.

          During the year ended March 31, 2001, the Company issued 182,000 shares of common stock in payment of debt in the amount of $223,171.

          During the nine months ended December 31, 2002, the Company financed the purchase of computer equipment in the amount of $20,017.



The accompanying notes are an integral part of the condensed consolidated financial statements.

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

            Nine Months Ended December 31, 2002 and 2001 (Unaudited) and the Period May 1, 1999 to December 31, 2002 (Unaudited)

1.      Condensed Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended December 31, 2002 and 2001 and the period May 1, 1999 to December 31, 2002, (b) the financial position at December 31, 2002, and (c) cash flows for the nine-month periods ended December 31, 2002 and 2001 and the period May 1, 1999 to December 31, 2002, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2002. The results of operations for the nine-month periods ended December 31, 2002 and 2001 are not necessarily indicative of those to be expected for the entire year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Because of significant operating losses, the Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing and, ultimately, upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine months ended December 31, 2002 and 2001. The weighted average shares outstanding for the three months ended December 31, 2002 was 9,262,912 as compared to 8,425,955 for the three months ended December 31, 2001. The weighted average shares outstanding for the nine months ended December 31, 2002 was 9,262,912 as compared to 7,152,912 for the nine months ended December 31, 2001.

3.      Notes Payable

Please refer to the audited consolidated financial statements consisting of the Company's consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.

During the nine months ended December 31, 2002, the Company issued $283,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 932,000 shares of the Company's restricted common stock. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore, none of the note proceeds have been allocated to the detachable stock warrants.

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

             XRG, Inc. f/k/a XRG International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

            Nine Months Ended December 31, 2002 and 2001 (Unaudited) and the Period May 1, 1999 to December 31, 2002 (Unaudited)

4.      Administrative Services and Acquisition Agreement

On December 15, 2002, the Company entered into an Acquisition Agreement to purchase J. Bently Companies, Inc. and Bently Logistics, Inc. ("JBC"), a Tennessee truckload carrier. This agreement is subject to certain terms and conditions and will not close until certain pre-closing conditions are met by both the Company and JBC. These pre-closing conditions were not met during the period ended December 31, 2002. The Company is currently conducting its due diligence on JBC.

Effective as of the date of this Agreement and prior to closing, the Company, as part of this agreement, will provide administrative services to JBC for a 5% service fee based on JBC's trucking and brokerage gross billings. Administrative services will involve jointly managing JBC's business including invoicing, collections, regulatory compliance, credit reviews, and payment processing. The Company had revenues of $10,283 from administrative services pertaining to JBC during the period ended December 31, 2002.

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


GENERAL

Our business focuses on acquiring and operating both asset and non-asset based truck-load carriers. We are currently marketing our administrative and logistical expertise to freight shippers in the contiguous 48 states. We are providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for one of our targeted acquisitions at a service fee equal to 3% of its gross billings. In addition, we entered into an administrative services agreement in December 2002, with J. Bently Companies, Inc., a Tennessee truckload carrier, for a service fee equal to 5% of its gross billings. During the nine-month period ended December 31, 2002, we generated $670,274 in revenues from these administrative services.

XRG plans on consolidating established and profitable truck-load carriers throughout the United States that have long-term customer relationships and typically generate revenues between $5 and $20 million. We believe that these acquisitions will enable us to diversify our customer base, technical capabilities and geographic areas served.

Our philosophy within the truckload industry is to hire out the "purchased transportation". It is our belief that this allows us the ability to avoid the greatest shortfall that carriers that own their own equipment face, utilization. Equipment that is not under load is a cost to the typical carrier. Because we plan on contracting for the equipment, only trucks pulling loads would incur expenses. This cost would be contracted for prior to the load being picked up, and is typically 75% of the gross revenue of the load. Maintenance, breakdowns, and all other expenses associated with owning equipment would also be the responsibility of the equipment owner, not us.

Currently, we are providing administrative services for two customers. On February 1, 2002, XRG, Inc. created a new subsidiary, XRG G&A, Inc. and executed an Administrative Services Agreement with KDK TRANSPORT, INC. which permits XRG G&A to provide administrative services for a period of five years unless terminated by KDK upon 30 days prior written notice to XRG. XRG G&A, Inc. collects a 3% service fee payable weekly based on KDK's trucking and brokerage gross billings for the prior week. In December 2002, we entered into an administrative services agreement with J. Bently Companies, Inc., a Tennessee truckload carrier, for a service fee equal to 5% of its gross billings to provide similar services as for KDK.

We are optimistic that our business strategy will entice many small trucking companies to be acquired by us. To date we have not completed any acquisitions. There is no assurance that our business strategy is viable, or whether we will be able to complete an acquisition in the future. We have identified ten small trucking companies for potential acquisition that fit our criteria and are actively pursuing four. However, none have agreed to come on board.

To complete the initial stages of our business plan, which we view as completing our first trucking company acquisition, we estimate that we will require an additional $1 million capital infusion. We plan on raising this capital through either debt or equity financing. However, there is no assurance that we will be able to obtain financing on favorable terms to complete this acquisition and successfully implement our business plan.

RESULTS OF OPERATIONS

Three months ended December 31, 2002 compared to three months ended December 31, 2001

XRG generated $214,624 in revenues during the three-month period ended December 31, 2002 from our administrative services provided to one customer. Related expenses were $265,427 resulting in a negative gross margin of $50,803. These services provide an important platform for our eventual acquisition of several truck-load carriers. During the three-month period ended December 31, 2001 there were no revenues. We continue to focus our efforts primarily on identifying profitable truck-load carriers throughout the United States for acquisition and securing financing to support our business.

For the three-month period ended December 31, 2002, total selling, general and administrative expenses were $181,980 as compared to $63,846 for the same three-month period ended December 31, 2001, an increase of $118,134 or 185%. This increase is the result of an increase in consulting, travel, and office costs, plus additional personnel costs associated with the implementation of our information systems.

Interest expense for the three-month periods ended December 31, 2002 and 2001 was $26,915 and $13,541, respectively. This increase of $13,374 or 99% is associated with an increase in long-term debt of $568,000 from December 31, 2001 to December 31, 2002.

We had a net loss of $259,698 for the three-month period ended December 31, 2002 as compared to a loss of $77,387 for the three-month period ended December 31, 2001. This increase in our operating loss over that of the prior year's three-month period is the result of an increase in consulting, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.03 for the three-month period ended December 31, 2002 and $.01 for the three-month period ended December 31, 2001. The weighted average shares outstanding for the three-month period ended December 31, 2002 was 9,262,912 as compared to 8,425,955 for the three-month period ended December 31, 2001.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

XRG generated $670,274 in revenues during the nine-month period ended December 31, 2002 from administrative services. Related expenses were $748,910 resulting in a negative gross margin of $78,636. During the nine-month period ended December 31, 2001 there were no revenues.

For the nine-month period ended December 31, 2002, total selling, general and administrative expenses were $377,463 as compared to $178,274 for the nine-month period ended December 31, 2001, an increase of $199,189 or 112%. This increase is the result of an increase in consulting, travel, and office costs, personnel costs associated with the implementation of our information systems plus additional legal and accounting costs associated with completing our Form 10-SB Registration Statement.

Interest expense for the nine-month period ended December 31, 2002 and 2001 was $73,811 and $24,385, respectively. This increase of $49,426 or 203% is associated with an increase in long-term debt during the current period.

We had a net loss of $529,910 for the nine-month period ended December 31, 2002 as compared to a loss of $202,659 for the nine-month period ended December 31, 2001. This increase in our operating loss over that of the prior year's nine-month period is the result of an increase in consulting, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.06 for the nine-month period ended December 31, 2002 as compared to a loss per share of $0.03 for the for the nine-month period ended December 31, 2001. The weighted average shares outstanding for the nine-month period ended December 31, 2002 was 9,262,912 as compared to 7,152,912 for the nine-month period ended December 31, 2001.


Liquidity and Capital Resources

To date, we have funded our capital requirements and our business operations with funds provided by the sale of securities and from borrowings. As of December 31, 2002, we have received $968,000 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates between March 2003 and September 2004 and are unsecured. None of these notes individually exceed $100,000. The current portion of these notes is $425,000 which is due between March 2003 and December 2003. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 3,842,000 shares of common stock will be granted to these note-holders. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005.

For the nine-month period ended December 31, 2002 we used $519,235 in cash in operating activities as compared to $179,638 in the similar period ended December 31, 2001. Financing activities for the nine-month period ended December 31, 2002 provided $283,000 from the issuance of notes payable. For the nine-month period ended December 31, 2002, cash decreased $282,004 as compared to an increase of $191,100 in the prior nine-month period.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at December 31, 2002 of $33,175 and negative working capital of $532,318. Our monthly cash "burn rate" is approximately $50,000 per month.

We anticipate raising capital in the next twelve months from the issuance of convertible notes. These unsecured notes will be convertible after one year at 50% of the average bid price of our common stock from the ninety trading days immediately preceding the conversion date. There is currently no liquidity in our stock. Therefore, until our stock begins trading on an exchange we will resort primarily to raising capital through debt placements. We anticipate that capital raised from the issuance of convertible notes, our cash reserves, and working capital from completed truck-load carrier acquisitions, will sustain our operations over the next twelve months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Change in Securities and Use of Proceeds.

          During the nine month period ended December 31, 2002, the Company issued $283,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 932,000 shares of the Company's restricted common stock. The value of the warrants was deemed immaterial based on the Company's calculation under the Black-Scholes option pricing model and, therefore none of the note proceeds have been allocated to the detachable stock warrants.

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

         None

Item 5.  Other Information

          On October 7, 2002, Mr. Neil Treitman was appointed as our Chief Operating Officer.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 99.1 is the certification of the CEO and the CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud Bill), which was signed into law on July 30, 2002 by President George Bush.

          (b) Form 8-K filed on December 30, 2002 regarding the administrative services agreement with J. Bently Companies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XRG, Inc.

Dated:   2/13/2003

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