Form 10KSB
period 2003-03-31
XRG INC
filed 2003-07-14
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended March 31, 2003

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

          [ X ] Yes  [    ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

     State  issuer's  revenues  for its most recent  fiscal year ended March 31,
2003........$686,030

     Aggregate market value of the voting stock held by non-affiliates of the registrant at July 1, 2003 was $729,581.

     The number of shares outstanding of the registrant's common stock was 10,649,776 as of July 1, 2003.

     Transitional Small Business Disclosure Format (check on):

         Yes      No  X
             ---     ---

                            XRG, INC. AND SUBSIDIARY

                               FORM 10-KSB - Index


                                     PART I

                                                                          Page
                                                                          ----

Item 1.           Business..............................................    2

Item 2.           Description of Property...............................   11

Item 3.           Legal Proceedings.....................................   11

Item 4.           Submission of Matters to a Vote of Security Holders...   11


                                     PART II


Item 5.           Market Price of the Registrant's Securities and
                  Related Stockholder Matters...........................   12

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........   14

Item 7.           Financial Statements and Supplementary Data...........   17

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures...............   17

                                    PART III


Item  9.          Directors and Executive Officers of the Registrant....   18

Item 10.          Executive Compensation................................   19

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management........................................   20

Item 12.          Certain Relationships and Related Transactions........   22

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K.....................   23

Item 14.          Controls and Procedures...............................   24

                  Signatures............................................   25

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


                                     PART I
                                     ------

ITEM 1.  BUSINESS

         XRG, Inc. is a Delaware Corporation founded in November 2000. We are a development stage enterprise that is focused on acquiring and operating both asset and non-asset based truck-load carriers in the contiguous 48 states. During our fiscal year ended March 31, 2003, we provided administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for one of our targeted acquisitions at a service fee equal to 3% of its gross billings. During the fiscal year ended March 31, 2003, we generated approximately $686,000 in revenues from these administrative services. This Administrative Services Agreement was mutually terminated during the fourth quarter ended March 31, 2003. During our fiscal year ended March 31, 2003, we did not generate any revenues from the acquisition and operation of truck-load carriers.

         In June 2003, we executed a purchase agreement with J. Bently Companies, Inc., a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance 1,150,000 shares of XRG common stock with registration rights. An additional 2,200,000 shares of our common stock will be escrowed as collateral for the equipment loans. In addition, In May 2003, we entered into a fleet owner agreement with J. Bently Companies, Inc. to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, XRG will pay to J. Bently Companies, Inc. 67% of gross freight revenues as compensation for the movement of our freight. The closing date for the J. Bently Companies, Inc. purchase agreement and fleet owner agreement is expected in July 2003.

Overview

         We believe that we have identified a significant opportunity to consolidate profitable, established medium-sized (under $30 million in revenue) truckload carriers that have developed long-term customer relationships. The trucking industry has exhibited strong growth due to the trend toward just-in-time inventories, and the general increase in the need for transportation of commodities. Truckload carriers have become the critical link in the distribution chain between manufacturers and/or distributors and the marketplace. Time-definite delivery has become an important element of this distribution chain and is a contributing factor in successful just-in-time systems. The universe of truckload carriers is dominated by small to medium-sized independent carriers with gross revenues of less than $20 million. We believe that the opportunity to consolidate truckload carriers that have revenues less than $30 million in revenues is significant because shippers are increasingly outsourcing their company fleets and relying on larger carriers that provide sophisticated information systems and value-added services. Therefore, the smaller carrier is faced with increased competition from carriers that provide these value-added services forcing them to look for an exit strategy that can strengthen their competitiveness and sustain their business.

         During the fiscal year ended March 31, 2003, we provided administrative services for one customer located in Pittsburgh, Pennsylvania. On February 1, 2002, XRG, Inc. created a new subsidiary, XRG G&A, Inc. and executed an Administrative Services Agreement with KDK TRANSPORT, INC. which permitted XRG G&A to provide administrative services for a period of five years unless terminated by KDK upon 30 days prior written notice to XRG. XRG G&A, Inc. collected a 3% service fee payable weekly based on KDK's trucking and brokerage gross billings for the prior week. XRG had generated $796,231 in revenues during the period from February 1, 2002 until March 31, 2003. Related expenses were $897,753 resulting in a negative gross margin of $101,522. The Company tested its infrastructure capabilities by providing administrative services through XRG G&A, Inc. to KDK Transport, Inc. This Administrative Services Agreement was mutually terminated during the fourth quarter ended March 31, 2003.

         During the year ended March 31, 2003, we incurred a loss of $829,828. We have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We had a cash balance at March 31, 2003 of $16,563 and negative working capital of $107,238. These factors raise substantial doubt concerning our ability to continue as a going concern. We believe that our ability to raise capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $50,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

Industry

          The truckload carrier industry has evolved rapidly over the last 20 years and has proven to be the preferred mode of transportation of most manufactured goods and commodities. According to Yellow Corporation, a leading freight transportation company, the trucking industry in 2001 accounted for 87.3% of total domestic freight revenue, or $610 billion, and 67.4% of domestic freight volume. The growth in trucking is the result of the ability for trucking companies to create customized transportation services that provide more flexibility that other means of transportation like railway. As a result of the growth in the truckload industry and the increasing demand for the timely and expeditious movement of freight, new opportunities are emerging for carriers that have the expertise to meet the needs of today's sophisticated shippers. The just-in-time revolution helped integrate trucking into a shipper's business processes. These companies depended heavily on the ability of trucking to deliver goods at set times in order to reduce inventories in the production process. Of the 458,634 interstate motor carriers on file in 1998, approximately 70% operate six or fewer trucks according to the Office of Motor Carriers, Washington, D.C. Our business plan focuses on acquiring smaller trucking companies in this segment, however, to-date we have not completed any acquisitions that provide us current market share.

Business Strategy

         Our business strategy focuses on initially providing administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and answering services for targeted trucking company acquisitions. We believe that these services are attractive to small trucking companies and it is our belief that such services will provide the necessary foundation for the eventual acquisition of these established and profitable truckload carriers. However, there is no assurance that we will be successful in attracting or acquiring these small trucking companies. These businesses have established long-term relationships with existing customers to provide freight shipping services within the United States. Management believes that significant acquisition opportunities currently exist within the truckload carrier industry. The industry is highly fragmented, management estimates that only 1% of carriers have annual revenues in excess of $100 million. In evaluating specific carriers for acquisition, we will consider the following factors:

     -    Past & present financial and operational performance.
     -    Experience and successes of key management and personnel.
     - Management team's ability to operate according to the XRG guidelines and take advantage of its proprietary technology.
     -    Compatibility   or  synergies  with  XRG's  management  and  operating
          philosophies.

     -    Reputation.
     -    Quality of customer base.
     -    Efficiencies, fleet age & specialization.

         Other factors such as the property's location, potential for expansion, vertical and horizontal integration and competitive market position, are also considered in the evaluation.

         The following are three types of potential target candidates we will be seeking:

     - Non-asset based carriers whose clients are agents with or without their own equipment. The revenue equipment is leased to the carrier, however it is either owned by an owner-operator, or the agent who employs drivers to operate its equipment. In this situation we will be acquiring agency leases, employee bases, leases on physical facilities, equipment leases, operating licenses, trade names, and sales forces.

     - Non-asset based carriers whose customers are traditional shippers, and who employ owner-operators to haul the freight. Again these owner-operators are leased to the carrier. In this situation we will be acquiring customer bases, employee bases, leases on physical facilities, operating licenses, trade names, and sales forces.

     - Traditional asset based carriers that owns their own equipment, and have shippers as customers. In this case we would operate the carrier similar to a non-asset based carrier described above and require that management be responsible for operating the carrier at 85% of gross revenues. In this situation, we will be acquiring customer bases, employee bases, tractors and trailers, leases on physical facilities, equipment leases, operating licenses, trade names, and sales forces.

         We believe that we can initially attract established, profitable, trucking companies with long-established customer bases by providing the founder of these companies with a method for a re-capitalization or an exit strategy. We will focus our efforts on privately owned closely held trucking companies that typically generate revenues of $30 million or less. In many cases, these targeted acquisitions will be family owned businesses in which the founder is planning for his or her retirement. XRG's acquisition strategy will allow these companies to be acquired and operate autonomously which essentially will provide them the ability continue to operate as a "family" business. Founders will have the option of retiring or remaining involved with the business. In either case, they will receive consideration for their business and XRG will rely on the management team to continue operating the business. XRG will only target acquisitions that contain management teams that can effectively continue to operate the trucking company if the founder chooses to retire. It is our belief that many of these small trucking companies have grown to their limit based upon the financial resources that are available to them. Historically, bank credit limits and insurance liability limits have dictated their growth constraints. We believe that XRG will obtain economies of scale in this regard as we acquire these companies and will be able to obtain better credit and insurance limits, as well as, providing these acquired trucking companies with the financial resources for future growth. However, there is no assurance that XRG will be successful in attracting and acquiring these trucking companies, and if so, there is no assurance that we will obtain economies of scale associated with better credit and insurance rates. In addition, there is no assurance that we can obtain financial resources to provide for future growth once these companies are acquired.

         We believe that there are several reasons why established, profitable, truckload carriers with long-established customer bases would want to be acquired by XRG, Inc. Liability insurance for trucking companies has risen substantially in recent years which has made it difficult for small trucking companies to absorb these costs. The primary claims consist of cargo loss and damage and auto liability (personal injury and property damage). After several years of aggressive pricing, insurance carriers have raised premiums which has increased trucking companies' insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, resulted in additional increases, especially for small trucking companies. It is our belief that future insurance increases may cause these companies to be less profitable, therefore, limiting their marketability and exit strategies, as well as, reducing their ability to raise capital through debt or equity placements to expand or maintain their businesses. We believe that after consolidating several of these trucking companies, XRG, Inc. will be in a better position to negotiate lower insurance premiums. However, there is no assurance that XRG will be able to obtain favorable insurance premiums and control future increases in insurance premiums.

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

         In acquiring a particular business, XRG will follow a disciplined approach utilizing specific operating and financial criteria. We will develop pro forma financial statements for acquisition candidates that reflect estimates of revenue and costs under the target Company's current ownership and will utilize such information to determine a reasonable purchase price. The following outlines the material steps of our disciplined approach:

     - We will identify a potential candidate primarily through our contacts in the industry, including brokers, and other industry professionals. This cost will be minimal, and the time varies depending on the status of other acquisitions in the process. Generally, the number of potential candidates will exceed our ability to make introductions, and new opportunities will be constantly presented.

     - We will review the candidates' most recent financial information to determine if the carrier operates profitably, or if not, whether we can provide assistance in adjusting operating ratios. We will generally determine whether a candidate fits our acquisition parameters within a week of receiving the requested information. Current management will be involved in this process; therefore no additional costs will be incurred.

     - If a candidate is determined to be a likely fit, we will arrange a one day on site meeting to extract more information about the carrier, meet the owners, and familiarize ourselves with the current operating staff. This process will require one to two days of travel, and costs will be generally limited to travel and overnight expenses that typically will not exceed $2,500.

     -    Upon  review of  information  gathered  from the on site visit we will
          determine  if  the   candidate   fits  our  criteria  for  a  credible
          acquisition target. In particular, we will look for the following:

               a.   Profitability
               b.   Capability of onsite management
               c.   Quality of customers and their associated credit worthiness.
               d.   Valuations and selling price expectations of the founder.
               e.   Reasons for wanting to sell.

     - If the candidate is a viable target, we will prepare an offer that will be constructed to meet his or her price under our terms. We will then submit the offer to the owner, negotiate any adjustments, and work toward a signed letter of intent. This process will be the most lengthy and may take from a few weeks to as much as six months to complete. Again the process will be conducted by current management and generally no additional costs will be incurred.

     - If the letter of intent is agreed to by both parties, documentation will be prepared by our attorneys while on site due diligence is conducted. This process may take 30-60 days, and may cost $20,000 to $30,000.

     - Finally, assuming that the due diligence does not uncover any misstatements, and the final purchase agreements do not vary significantly from the original proposal, the acquisition will be closed within 30 days after the purchase agreement is signed by XRG and the trucking acquisition.

         We believe that we can assemble the most talented personnel, minimize downside risk of volume loss to competitors, and provide opportunities for increased profitability with our operating formula which includes the following elements:

     - We will seek and identify trucking company operations for potential acquisition that have maintained their operating costs at 75% of gross revenue and sales, marketing, and dispatch costs at 10% of their gross revenues. After these potential targets are acquired, any savings below this 85% threshold will be retained by current management of the operation as an incentive in the form of a bonus. In our experience, a typical operator can maintain costs at 82% to 83% of revenues.

     - We will consolidate the management of insurance, financing costs, and backroom administrative services at a central administrative office at a cost of approximately 8% to 10% of the acquired company's gross revenues. We will expect to gain economies of scale as we grow internally through acquisitions. We believe that our costs of providing these services will decrease as we achieve lower insurance costs through greater bargaining power, however, there is no assurances that we will be able to achieve this. We are currently charging 3% of revenues for administrative services for one customer. These services do not currently include the management of insurance and financing costs which accounts for the 5% to 7% difference.

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

         We have integrated a state-of-the-art information system that provides all critical operational information on a single screen to manage all loads and equipment. This system provides access for entering customer, vendor, and employment information, pre-planning, editing and dispatching loads, managing tractors, trailers and drivers, processing check calls, loaded calls and deliveries. This information will flow from each acquisition's dispatch department to a consolidated database where information will be simultaneously available to all departments. The utilization of electronic transfer of information will reduce redundancies and the time required to perform each administrative task associated with the operation of the acquired truckload carriers.

Our information system is designed to:

     - Develop greater levels of driver retention with its sophisticated Driver Advance/Settlement module.

     -    Increase   our  market  share  by  the   implementation   of  Internet
          communication between XRG's truckload carriers and shipper customers.

     -    Eliminate redundancies in administrative and accounting functions.

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

         The key elements in the our operating strategy include the following:

     -    Expand sales for acquired divisional carriers.

     - Acquire additional truckload carriers allowing XRG to diversify product lines and expand geographical markets.

     -    Pursue  long-term   relationships   with  new  customers  through  new
          marketing programs.

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

     -    Purchasing
     -    Accounts Receivables
     -    Accounts Payable
     -    Payroll

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

Employees

         We currently have four employees. No employee is represented by a labor union. We consider our employee relations to be good.

Risks Related to our Business

     - Losses from Operations; Accumulated Deficit; Negative Net Worth; and Going Concern. We have incurred substantial losses since we were formed. From the date of our formation through March 31, 2003, we incurred net losses of $16,697,656. $15,405,274 of this loss is related to the previous dormant operations of XRG International, Inc. Our losses During the year ended March 31, 2003 and 2002, were $829,828 and $324,136, respectively. These factors raise substantial doubt concerning our ability to continue as a going concern. There can be no assurance that the Company will be able to generate sufficient revenues to allow the Company to achieve profitable operations.

     - Need for Additional Financing. We will require additional financing in the future to support our operations and any expansion plans may result in additional dilution to shareholders. There can be no assurance that our operations will supply the revenues necessary for such purpose. There can be no assurances given that such financing will be available in the amounts required or, if available, that such financing may be obtained on terms satisfactory to XRG.

     - Loss of Key Personnel. The loss of the services of Mr. Brennan, our Chief Executive Officer, could have a material adverse effect on the Company. XRG does not maintain any key man life insurance on the life of Mr. Brennan. In addition, there is no assurance we will be able to attract other competent and qualified employees on terms deemed acceptable to us to implement our expansion plans.

     - Future Acquisitions. We plan on expanding our business, in part, through the acquisition of small trucking businesses. In attempting to locate and consummate such acquisitions, we may be competing with other prospective purchasers of the acquisition candidate, many of which may have greater resources than us. There can be no assurance that suitable acquisition candidates can be identified and acquired on terms favorable to us, or that the acquired operations can be profitably operated or integrated into the XRG's operations. In addition, any internally generated growth experienced by XRG could place significant demands on our management, thereby restricting or limiting our available time and opportunity to identify and evaluate potential acquisition, candidates. The ability of XRG to consummate acquisitions will depend on our ability, to obtain sufficient financing on acceptable terms, of which there can be no assurance. To the extent management is successful in identifying suitable companies for acquisition, we may deem it necessary or advisable to finance such acquisitions through the issuance of Common Stock, securities convertible into Common Stock, or debt financing, or a combination thereof. In such cases, the issuance of Common Stock or convertible securities could result in further dilution to the purchasers at the time of such issuance or conversion. The issuance of debt to finance acquisitions may result, among other things, in the encumbrance of certain of XRG's assets, may impede our ability to obtain bank financing, and decrease our liquidity.

     - Penny Stock Rules. The SEC and the NASD have adopted certain rules effecting "penny stocks". As a result of the rules regulating "penny stocks", the market liquidity for our securities is adversely affected by limiting the ability of broker-dealers to sell XRG's securities and the ability of purchasers to sell their securities in the secondary market.

     - Dependence on One Customer. All of our revenue during the fiscal year ended March 31, 2003 was generated from one major customer. Generally, we will not have long-term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue. Our relationship with this customer was mutually terminated during the fourth quarter ended March 31, 2003, which will have a materially adverse effect on our business and operating results.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 5301 Cypress Street, Suite 111, Tampa, Florida 33607. XRG currently leases 1,530 square feet for $2,422.50 per month which lease expires August 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a materially adverse effect on us.

         In May, 2003, a legal action was filed in Franklin County, Ohio, against the Company (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord is claiming approximately $63,000 in unpaid rent. The Company believes that it has a valid defense with respect to some or all of the claimed damages.

         In July, 2003, a legal action was filed in Hillsborough County, Florida, against the Company by the landlord of our current office space in Tampa, Florida. This action is for eviction and unpaid rent. The Company has been negotiating with the landlord and we expect to achieve a satisfactory resolution of this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

         A special meeting of stockholders of the Company was held on July 7, 2003 for the purpose of enabling stockholders to consider and vote on a resolution authorizing an Amendment to the Certificate of Incorporation, which increases the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizes the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the board of directors. Voting was in person by ballot and no proxies were solicited. At such meeting, a majority of the Company's stockholders voted to approve such resolution. The following is a summary of the voting results with respect to the approved resolution authorizing an Amendment to the Certificate of Incorporation from the July 7, 2003 special meeting:

              For                       Against                  Abstain
              ---                       -------                  -------
           6,425,100                       0                        0

         No other matters were submitted to a vote of the Company's stockholders during this July 7, 2003 special meeting or during the year ended March 31, 2003.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Value

         Our Common Stock is traded on the OTCBB under the symbol "XRGC". Our Common Stock commenced trading on March 20, 2003. The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      High Bid          Low Bid
 Fiscal Year Ended March 31, 2003                     --------          -------
 Fourth Quarter (January 1, 2003 to March 31, 2003)       .40               .25

 Fiscal Year Ending March 31, 2004
 First Quarter (April 1, 2003 to June 30, 2003)          1.25               .25

Description of Securities

         The authorized capital stock consisted of 15,000,000 shares of common stock, $.001 par value ("Common Stock"), and 5,000,000 of preferred stock, $.001 par value ("Preferred Stock"), issuable in series at March 31, 2003. On July 7, 2003, we approved an amendment to our certificate of incorporation at a special meeting of stockholders. This Amendment to our Certificate of Incorporation increases the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizes the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors. The following description of our capital stock is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, which are included as exhibits to our Form 10-SB registration statement and by the provisions of applicable Delaware law.

Common Stock

         As of July 1, 2003, there were 10,649,776 shares of Common Stock, par value of $.001 per share outstanding, held of record by approximately 2,600 stockholders.

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

         In June 2003, the Board of Directors approved and adopted resolutions establishing and designating 5,000,000 shares of Series A Preferred Stock $.001 par value. The holders of Series A Preferred Stock are entitled to ten votes for each share held on all matters on which the holders of the Company's Common Stock are entitle to vote and shall vote together with the holders of Common Stock and not as a separate class or series. Series A Preferred Stock shall have no dividend, conversion, or redemption rights and no liquidation preferences.

           In July 2003, Donald G. Huggins, Jr., Kevin Brennan, and Stephen Couture each subscribed to purchase 1,666,666.66 shares for an aggregate of 5,000,000 shares of Series A Voting Preferred Stock. These officers and directors subscribed to purchase these shares of Series A Voting Preferred Stock for the aggregate par value of the shares or $5,000.

         The Voting Preferred Stock was issued to assure complete and unfettered control of the Company by its holders. The issuance of the Voting Preferred Stock constitutes an anti-takeover device since the approval of any merger or acquisition of the Company will be completely dependent upon the approval of the holders of this Voting Preferred Stock.

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

Transfer Agent

         Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Shares Eligible for Future Sale

         We believe all of the outstanding shares of common stock aggregating 10,649,776 shares of common stock as of July 1, 2003, will be eligible for sale pursuant to Rule 144 under the Securities Act of 1933, subject to restrictions of offers and sales of such securities by "insiders" as that term is defined under the Securities Act of 1934 and anticipates trading by fiscal year ending 2003.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with our audited financial statements as of March 31, 2003 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

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

GENERAL

         XRG plans on consolidating established and profitable truckload carriers throughout the United States that have long-term customer relationships and typically generate under $30 million in revenue. We believe that these acquisitions will enable us to diversify our customer base, technical capabilities and geographic areas served. This consolidation plan provides us with an opportunity to rapidly develop our business.

         During our fiscal year ended March 31, 2003, we provided administrative services for one customer located in Pittsburgh, Pennsylvania. On February 1, 2002, XRG, Inc. created a new subsidiary, XRG G&A, Inc. and executed an Administrative Services Agreement with KDK TRANSPORT, INC. which permitted XRG G&A to provide administrative services for a period of five years unless terminated by KDK upon 30 days prior written notice to the Company. XRG G&A, Inc. collected a 3% service fee payable weekly based on KDK's trucking and brokerage gross billings for the prior week. XRG generated $796,231 in revenues during the period from February 1, 2002 until March 31, 2003. Related expenses were $897,753 resulting in a negative gross margin of $101,522. The Company tested its infrastructure capabilities by providing administrative services through XRG G&A, Inc. to KDK Transport, Inc This Administrative Services Agreement was mutually terminated during the fourth quarter ended March 31, 2003. We are considered a development stage enterprise.

         In June 2003, we executed a purchase agreement with J. Bently Companies, Inc., a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance 1,150,000 shares of XRG common stock with registration rights. An additional 2,200,000 shares of our common stock will be escrowed as collateral for the equipment loans. In addition, In May 2003, we entered into a fleet owner agreement with J. Bently Companies, Inc. to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, XRG will pay to J. Bently Companies, Inc. 67% of gross freight revenues as compensation for the movement of our freight. The closing date for the J. Bently Companies, Inc. purchase agreement and fleet owner agreement is expected in July 2003.

         During the year ended March 31, 2003, we incurred a loss of $829,828. We have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We had a cash balance at March 31, 2003 of $16,563 and negative working capital of $107,238. These factors raise substantial doubt concerning our ability to continue as a going concern. We believe that our ability to raise capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $50,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

         We have incurred substantial losses since we were formed. From the date of our formation through March 31, 2002, we incurred net losses of $16,697,656. $15,405,274 of this loss is related to previous unrelated and dormant operations of XRG International, Inc from our initial incorporation in December 1976 to April 30, 1999. On May 1, 1999, we reactivated the company to develop plans to pursue consolidation opportunities within several industries including the freight transportation industry. XRG International, Inc. merged with XRG, Inc., a Delaware Corporation formed in November 2000 to focus on acquiring and operating both asset and non-asset based truck-load carriers in the contiguous 48 states. Our losses During the year ended March 31, 2003 and 2002, were $829,828 and $324,136, respectively.

RESULTS OF OPERATIONS

Year ended March 31, 2003 compared to the year ended March 31, 2002

         We generated $686,030 in revenues during our fiscal year ended March 31, 2003 from our administrative services provided to one customer. Related expenses were $789,924 resulting in a negative gross margin of $103,894. These services were an important foundation for the eventual acquisition of trucking companies. Our administrative services for this one customer ceased during the fourth quarter ended March 31, 2003. We continue to focus our efforts primarily on identifying profitable truckload carriers throughout the United States for acquisition and securing financing to support our business.

         For the year ended March 31, 2003, total selling, general and administrative expenses were $584,661 as compared to $280,493 for the same period of the previous year, an increase of $304,168 or 108%. This increase is the result of an increase in payroll, consulting, travel, office, legal, and accounting costs.

         Interest expense for the year ended March 31, 2003 and 2002 was $141,273 and $46,013, respectively. This increase of $95,260 or 207% is associated with an increase in long-term debt of $458,000 from March 31, 2002 to March 31, 2003 and amortization expense associated with the discount on long-term debt.

         We had a net loss of $829,828 for the year ended March 31, 2003 as compared to a loss of $324,136 for the prior year period. This increase in the operating loss over that of the preceding year period is the result of an increase in consulting, travel, office, legal, and accounting costs, as well as higher interest expenses associated with increases in our long-term debt.

The loss per share was $0.09 per share for the year ended March 31, 2003 as compared to a loss per share of $0.04 for the for the year ended March 31, 2002. The weighted average shares outstanding for the year ended March 31, 2003 was 9,312,297 as compared to 7,498,156 for the preceding year period ended March 31, 2002.

Year ended March 31, 2002 compared to the year ended March 31, 2001

         XRG generated $110,201 in revenues during the period from February 1, 2002 until March 31, 2002 from our administrative services provided to one customer. Related expenses were $107,831 resulting in a gross margin of $2,370.

         For the year ended March 31, 2002, total selling, general and administrative expenses were $280,493 as compared to $119,651 for the same period of the previous year, an increase of $160,842 or 134%. This increase was the result of an increase in consulting, travel, and office costs, plus additional legal and accounting costs associated with preparing and filing our Form 10-SB Registration Statement.

         Interest expense for the year ended March 31, 2002 and 2001 was $46,013 and $3,738, respectively. This increase of $42,275 or 1131% was associated with an increase in long-term debt of $600,000 from March 31, 2001 to March 31, 2002.

         We had a net loss of $324,136 for the year ended March 31, 2002 as compared to a loss of $123,389 for the prior year period. This increase in the operating loss over that of the preceding year period was the result of an increase in consulting, travel, and office costs, as well as higher interest expenses associated with an increase in our long-term debt.

         The loss per share was $0.04 per share for the year ended March 31, 2002 as compared to a loss per share of $0.02 for the for the year ended March 31, 2001. The weighted average shares outstanding for the year ended March 31, 2002 was 7,498,156 as compared to 6,327,597 for the preceding year period ended March 31, 2001.

Liquidity and Capital Resources

         To date, we have funded our capital requirements and our business operations with funds provided by borrowings. We have raised $1,183,000 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates until November 2004 and are unsecured. None of these notes individually exceed $100,000. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 3,985,570 shares of common stock were granted to these note-holders. These warrants have no expiration date and are immediately exercisable at prices ranging from $.000025 to $.0005. Subsequent to our year ended March 31, 2003, these warrants were exercised to acquire 3,985,570 shares of our common stock. In addition, during June 2003, approximately $823,000 of these notes were voluntarily converted to our common stock at a price equal to 50% of the market price at the date of conversion.

         For the year ended March 31, 2003 we used $718,969 in cash used by operating activities as compared to $273,046 in the similar period ended March 31, 2002. Investing activities for the present year included the acquisition of computer equipment and office furniture in the amount of $37,647. Financing activities for the year ended March 31, 2003 provided $458,000 from the issuance of notes payable. For the year ended March 31, 2003, cash decreased $298,616 as compared to an increase of $312,690 in the prior year.

         Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at March 31, 2003 of $16,563 and negative working capital of $107,238. We believe that our access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $50,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

         To-date we have not completed any acquisitions. There is no assurance that we will be able to complete an acquisition in the future. Historically, we have generated revenue by providing administrative services. We have identified ten small trucking companies for potential acquisition that fit our criteria and are actively pursuing four, however, none have agreed to come on board.

         We anticipate raising capital in the next twelve months from the issuance of convertible notes. These unsecured notes will be convertible after one year at 50% of the average bid price of our common stock from the sixty trading days immediately preceding the conversion date or maturity date. There is limited liquidity in or stock, therefore, until our stock trades with sufficient volumes, we will resort primarily to raising capital through debt placements.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers of the Company

         The following table sets forth certain information with respect to each person who is a director or an executive officer as of March 31, 2003.

    NAME                       AGE                    POSITION
    ----                       ---                    --------

Kevin P. Brennan                51           President, Chief Executive Officer,
                                             Director

Stephen R. Couture              33           Vice President of Finance,
                                             Chief Financial Officer,
                                             Director, Treasurer, Secretary

Donald G. Huggins, Jr.          54           Executive Vice President,
                                             Chairman of the Board

Neil Treitman                   49           Chief Operating Officer

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

Business Experience of  Executive Officers and Directors

         Kevin P Brennan, President, Chief Executive Officer, Director. Mr. Brennan was CFO and co-founder of Express America, a non-asset based transportation company. For the last four years he has worked for XRG, Inc. For the previous two years, Mr. Brennan was employed with Cherry, Bekaert, and Holland, L.L.P. certified public accountants. Mr. Brennan is an experienced public accountant and a licensed CPA. He attended Ohio University, and graduated with high honors from Robert Morris University, Pittsburgh, PA with a BA in Accounting.

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

         Mr. Neil Treitman, Chief Operating Officer, has headed organizations since 1990 that have been the General Partner of entities controlled by PacifiCorp Financial and SunAmerica Life Company, as well as several smaller ventures. He is an officer and director of Capital Development Services Int. (CDSICorp) a company formed to develop investment opportunities. His management experience includes property acquisitions and finance as well as hands-on management of a truckload transport company. As the owner of a small (20 truck) carrier in the Northwest, Mr. Treitman managed all aspects of its operations including dispatch, recruiting, and customer relationships. He has focused his attention on creating the electronic infrastructure that will integrate the XRG subsidiaries and evaluating acquisition candidates to establish XRG's framework. Mr. Treitman attended Drexel University's School of Business Administration and received his Professional Designation as a Certified Commercial Investment Member (CCIM) of the National Board of Realtors in 1980.

Board of Directors

         Our Bylaws fix the size of the Board of Directors at no fewer than one and no more than seven members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are three (3) directors. Two of these directors were originally elected on October 29, 2001. Our third director was elected in June, 2002.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

         The following table shows the compensation paid or accrued by us for the year ended March 31, 2003 and 2002, to or for the account of our officers. Our President and Chief Executive Officer was the only officer or director that received benefits or annual salary and bonus of $100,000 or more.


                           SUMMARY COMPENSATION TABLE

                Annual Compensation                                             Long-Term Compensation Awards
                -------------------                                             -----------------------------
                                                                      Restricted
                                                     Other Annual     Stock       Options/    LTIP        All Other
Name & Principal                Salary     Bonus     Compensation     Award(s)    SARs        Payouts     Compensation
Position                Year        ($)        ($)           ($)           ($)       (#)          ($)              ($)
-------------------     ----    ------     -----     -----------      ----------  --------    -------     -------------
Kevin Brennan
President, CEO          2003       ---       ---         $103,000        ---         ---         ---           ---

                        2002       ---       ---         $67,572         ---         ---         ---           ---

Donald G. Huggins, Jr.
Executive               2003       ---       ---         $82,000         ---         ---         ---           ---
Vice President
                        2002       ---       ---         $54,500         ---         ---         ---           ---

Stephen R. Couture      2003       ---       ---         $80,546         ---         ---         ---           ---
Vice President,
Finance, CFO
                        2002       ---       ---         $5,750          ---         ---         ---           ---


Neil Treitman           2003       ---       ---         $42,000         ---      450,000(1)     ---           ---
Chief Operating
Officer
                        2002       ---       ---           ---           ---         ---         ---           ---

------------------------

(1) Based on our calculation using the Black Scholes Option Pricing Model, the value of these options were deemed immaterial.

Employment and Other Agreements

         In July, 2003, we entered into an employment agreement with Neil Treitman, our Chief Operating Officer. This agreement has a term of three (3) years, and commences on July 1, 2003. Under this agreement, Mr. Treitman is entitled to an annual base salary of not less than $120,000. Mr. Treitman was granted stock options to purchase 450,000 shares of our common stock. This option is non-qualified, carries a term of five years, and was issued at par value on March 1, 2003. Mr. Treitman is entitled to additional bonus compensation as determined by the Company's Board of Directors or Compensation Committee. Such bonuses may be paid in cash or issued in shares of our Common Stock on such terms as approved by our Board of Directors. Mr. Treitman is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $600 per month during the term of his agreement. Mr. Treitman was issued a restricted stock grant of 550,000 shares of our common stock on March 18, 2003. In addition, Mr. Treitman was granted stock options to purchase 450,000 shares of our common stock as a performance bonus. This option is non-qualified, carries a term of five years, and was issued at par value on March 1, 2003. Mr. Treitman has agreed not to compete with us during the term of this agreement and for a period of two (2) years after termination of this agreement.

         No other officers currently have employment agreements, however, XRG, Inc. plans on establishing employment agreements with these officers during the year ended March 31, 2004.

Stock Options

         XRG intends to adopt a stock option plan in 2003, which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the "Plan"). A total of 1,000,000 shares have been reserved and issued under the Plan. The Plan will provide that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of XRG or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of XRG or any subsidiaries immediately before the grant;
(c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by XRG, or a subsidiary of XRG, unless employment is terminated because of disability, in which case such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership known to the Company of shares of Company Common Stock owned as of July 1, 2003 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Officers of the Company, and (iv) directors and executive officers of the Company as a group:


                                                                   Shares of          Percent of
Name of Beneficial Owner (3)                                     Common Stock (1)      Class (2)
------------------------------------------------------------------------------------------------
Kevin Brennan                                                     2,000,000               18.8%
Donald G. Huggins, Jr.(4)                                         2,750,000               25.8%
Stephen Couture                                                   1,125,000               10.6%
Neil Treitman                                                       550,000                5.2%

Richard Taylor (5)                                                1,000,000                9.4%
Daniel Bush (6)                                                     800,000                7.5%
Gerald Couture                                                      875,000                8.2%

All directors and executive
officers as a group (3 persons)                                   6,425,000               60.3%


(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on 10,649,776 common shares outstanding as of July 1, 2003. This amount excludes warrants to acquire 4,485,570 common shares issued in connection with our notes payable. In addition this amount excludes options to acquire 550,000 shares of our common stock.

(3)  The address of each individual is in XRG's care.

(4) Donald G. Huggins, Jr.'s wife Margaret J. Huggins is the stockholder. Mr. Huggins disclaims beneficial ownership of his wife's stock.

(5) Mr. Taylor is the former President and Chief Executive Officer of XRG International, Inc.

(6)  Represents shares issued for consulting services.

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Neil Treitman, our Chief Operating Officer was issued 550,000 shares of our Common Stock for past services rendered during the year ended March 31, 2003. We relied upon Section 4(2) for the issuance of these securities. In addition, Mr. Treitman was granted stock options to purchase 450,000 shares of our common stock as a performance bonus. This option is non-qualified, carries a term of five years, and was issued at par value on March 1, 2003. We have entered into an employment agreement with Mr. Treitman, our Chief Operating Officer. For description of this employment agreement, see "Executive Compensation - Employment and Other Agreements".

         Stephen Couture, our Chief Financial Officer was issued 250,000 shares of our Common Stock for services rendered during the year ended March 31, 2003. We relied upon Section 4(2) for the issuance of these securities.

         In March 2003, we agreed to issue 100,000 shares of our Common Stock to Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel. In addition, Mr. Cronin was granted stock options to purchase 100,000 shares of our common stock. This stock and options were for partial consideration for legal services rendered during the year ended March 31, 2003. We relied upon Section 4(2) for the issuance of these securities.

         In January 2003, we issued 301,864 shares of our Common Stock to Jean
J. Taylor, the wife of Richard Taylor the former President and Chief Executive Officer of XRG International, Inc. These shares were in full satisfaction relating to consulting services provided prior to January 1, 2003. Mr. Taylor advised XRG's management on the prior history and operations of XRG International, Inc. We relied upon Section 4(2) for the issuance of these securities.

         XRG has advances payable to two of our officers and directors in the amount of $31,626 as of March 31, 2003 and 2002, that are unsecured, non-interest bearing, and due on demand. Kevin Brennan, our President and Chief Executive Officer has advanced XRG $28,427 as of March 31, 2003. Donald G. Huggins, Jr., our Executive Vice President has advanced us $8,200 as of March 31, 2003.

         We paid or accrued compensation to our officers in the a amount of $307,546 for services during the year ended March 31, 2003. Kevin Brennan our President and CEO has been paid or accrued compensation of $103,000. Donald G. Huggins, Jr., our Executive Vice President has been paid or accrued compensation of $82,000. Couture & Company, Inc., the consulting firm of Stephen Couture, our Vice President, Finance and CFO, has been paid or accrued compensation of $80,546, and Neil Treitman our Chief Operating Officer has been paid or accrued compensation of $42,000 during the year ended March 31, 2003.

         Kevin Brennan our President and CEO, Donald G. Huggins, Jr. our Executive Vice-President, and Stephen Couture our Vice President, Finance and CFO have subscribe to an aggregate of 5,000,000 shares of Series A Voting Preferred Stock. Each of these officers subscribe to 1,666,666.66 shares of Series A Voting Preferred Stock for the aggregate par value of $5,000. The Voting Preferred Stock has ten votes per share on all matters submitted to a vote of other holders of Common Stock. Besides preferential voting rights, the Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock is not subject to further calls or assessments by the Company.

         The Voting Preferred Stock was issued to assure complete and unfettered control of the Company by its holders. The issuance of the Voting Preferred Stock constitutes an anti-takeover device since the approval of any merger or acquisition of the Company will be completely dependent upon the approval of the holders of this Voting Preferred Stock.

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

(b) Reports on Form 8-K

         None.

(c) Exhibits. See the Indexes to Exhibits below.


INDEX TO EXHBITS.

                       EXHIBITS AND SEC REFERENCE NUMBERS


Number           Title of Document                                                                        Location

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

3.3              Agreement and Plan of Merger of XRG, Inc. and XRG International, Inc. (2)

3.4              Certificate of Merger of XRG, Inc. and XRG International, Inc. - Delaware. (2)

3.5              Certificate of Merger of XRG, Inc. and XRG International, Inc. - New Jersey. (2)

3.6              Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc.
                 (2)

3.7              Bylaws of XRG, Inc. (2)

3.8              Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc.
                 dated July 7, 2003. (3)

3.9              Certificate of Designation, Preferences and Rights of Series A Preferred Stock of XRG,
                 Inc. (3)

10.1             Lease Agreement between Pittsburgh Properties, Ltd. and XRG, Inc. dated August 28,
                 2001. (2)

10.2             Administrative Services Agreement between XRG G&A, Inc. and KDK Transport, Inc. dated
                 February 1, 2002. (1)


10.3             Lease Agreement between Highwoods/Florida Holdings, L.P. and XRG, Inc. dated September
                 5, 2002. (3)

10.4             Asset Purchase Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5             Fleet Owner Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.6             Employment Agreement between Neil Treitman and XRG, Inc. (3)

10.7             Stock Option Agreement between Michael T. Cronin and XRG, Inc. (3)

10.8             Stock Option Agreement between Neil Treitman and XRG, Inc. (3)

99.1             Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.

99.2             Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.

99.3             Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

     1. Incorporated by reference to the Registrant's Form 10-KSB filed on July 10, 2002.
     2. Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, File No. 0-49659, filed March 4, 2002.
     3.   Filed Herewith.


Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             XRG, Inc.

Date:   July 14, 2003               By:      /s/ Kevin Brennan
                                             -----------------
                                             Kevin Brennan
                                             President & CEO

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

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   ---------                                   ----

/s/ Kevin Brennan                           President and Chief Executive
--------------------------                  Officer (Principal Executive                       July 14, 2003
Kevin Brennan                               Officer) and Director

/s/ Stephen Couture                         Vice President, Finance, Chief                     July 14, 2003
----------------------------------          Financial Officer and Director
Stephen Couture

/s/ Donald G. Huggins, Jr.                  Executive Vice President                           July 14, 2003
-----------------------------------         and Chairman of the Board
Donald G. Huggins, Jr.


                        Consolidated Financial Statements

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

                          Independent Auditors' Report

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                        Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003











                                    Contents



Independent Auditors' Report on Consolidated Financial Statements............F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet.................................. ............F-2
    Consolidated Statements of Operations....................................F-3
    Consolidated Statements of Changes in Stockholders' Deficit..............F-4
    Consolidated Statements of Cash Flows..............................F-5 - F-6
    Notes to Consolidated Financial Statements........................F-7 - F-13

                          Independent Auditors' Report



Board of Directors
XRG, Inc. and Subsidiary
    (A Development Stage Company)
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of XRG, Inc. and Subsidiary (a development stage company) as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended March 31, 2003 and 2002 and the period May 1, 1999 to March 31 2003. These consolidated financial statements are the responsibility of the management of XRG, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XRG, Inc. and Subsidiary (a development stage company) as of March 31, 2003 and the results of its operations and cash flows for the years ended March 31, 2003 and 2002 and the period May 1, 1999 to March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements of XRG, Inc. and Subsidiary have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has had recurring operating losses since inception, has negative working capital of approximately $107,000 as of March 31, 2003 and has used approximately $719,000 and $273,000 of cash in operations for the years ended March 31, 2003 and 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
July 7, 2003


                                              XRG, Inc. and Subsidiary
                                           (A Development Stage Company)
                                             Consolidated Balance Sheet
                                                   March 31, 2003

Assets
Current assets:
    Cash                                                                                      $               16,563
                                                                                                 --------------------
Total current assets                                                                                          16,563

Equipment, net of accumulated depreciation                                                                    59,886
                                                                                                 --------------------

                                                                                              $               76,449
                                                                                                 ====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable (including $26,000 to related party)                                                     56,721
    Accrued expenses                                                                                          35,454
    Related party advances                                                                                    31,626
                                                                                                 --------------------
Total current liabilities                                                                                    123,801
                                                                                                 --------------------

Long-term liabilities:
    Notes payable                                                                                            843,000
    Convertible notes payable; net of unamortized discount
      of  $213,643                                                                                            86,357
                                                                                                 --------------------
Total long-term liabilities                                                                                  929,357
                                                                                                 --------------------

                                                                                                 --------------------
Total liabilities                                                                                          1,053,158
                                                                                                 --------------------

Stockholders' deficit:
    Series A Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
    Preferred stock; $.001 par value; 45,000,000 shares authorized; 0 shares issued and outstanding
    Common stock; $.001 par value; 100,000,000 shares authorized;
      10,649,776 shares issued and outstanding                                                                10,650
    Common stock payable                                                                                      57,649
    Additional paid-in capital                                                                            15,652,648
    Accumulated deficit for unrelated dormant operations                                                 (15,405,274)
    Deficit accumulated during development stage                                                          (1,292,382)
                                                                                                 --------------------
Total stockholders' deficit                                                                                 (976,709)
                                                                                                 --------------------

                                                                                              $               76,449
                                                                                                 ====================


The accompanying notes are an integral part of the consolidated financial statements.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                                   Period
                                                                      Years Ended March 31,                      May 1, 1999
                                                             ----------------------------------------            to March 31,
                                                                    2003                    2002                    2003
                                                             ----------------        ----------------        -------------------

Revenues                                                   $         686,030       $         110,201       $            796,231

Cost of revenues                                                     789,924                 107,831                    897,753
                                                             ----------------        ----------------        -------------------

Gross profit (loss)                                                 (103,894)                  2,370                   (101,522)

Selling, general and administrative
      expenses                                                       584,661                 280,493                    999,834
                                                             ----------------        ----------------        -------------------

                                                                    (688,555)               (278,123)                (1,101,356)

      Interest expense                                              (141,273)                (46,013)                  (191,026)
                                                             ----------------        ----------------        -------------------
                                                                    (141,273)                (46,013)                  (191,026)
                                                             ----------------        ----------------        -------------------

Net loss                                                   $        (829,828)      $        (324,136)      $         (1,292,382)
                                                             ================        ================        ===================

Basic loss per share                                       $           (0.09)      $           (0.04)      $              (0.17)
                                                             ================        ================        ===================

Weighted average number of
      common shares outstanding                                    9,312,297               7,498,156                  7,455,449
                                                             ================        ================        ===================



The accompanying notes are an integral part of the consolidated financial statements.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)
           Consolidated Statements of Changes in Stockholders' Deficit

                 Nine Months Ended March 31, 2002 and the Period
                          May 1, 1999 to March 31,2002




                                                                                           Accumulated
                                         Common Stock                                       Deficit for    Accumulated
                                    ----------------------      Common        Additional     Unrelated   Deficit During
                                      Number of                  Stock         Paid-in        Dormant       Development
                                       Shares       Amount      Payable        Capital      Operations        Stage         Total
                                    -----------   --------   ------------   ------------   ------------   ------------  ------------
Balance, May 1, 1999, as
 previously reported                 1,495,822  $   1,496  $           -  $  15,030,193  $ (15,405,274) $           - $    (373,585)

Prior period adjustment -
 adjustment of common
 shares outstanding for shares
 not turned in for
 reverse stock split                   175,090        175              -          (175)              -              -             -
                                    -----------   --------   ------------   ------------   ------------   ------------  ------------

Balance, May 1, 1999, as restated    1,670,912      1,671              -     15,030,018    (15,405,274)             -      (373,585)


Issuance of stock for acquisition    3,000,000      3,000              -              -              -              -         3,000

Stock issued for services at
    $.001 par (May 1999)             1,550,000      1,550              -              -              -              -         1,550

Stock issued in satisfaction
   of debt at $1.36 per share
   (March 2000)                        110,000        110              -        149,641              -              -       149,751

Net loss for the period                      -          -              -              -              -        (15,029)      (15,029)
                                    -----------   --------   ------------   ------------   ------------   ------------  ------------

Balance,March 31, 2000               6,330,912      6,331              -     15,179,659    (15,405,274)       (15,029)     (234,313)

Stock issued in satisfaction
   of debt at $1.23 per share
   (April 2000)                        182,000        182              -        222,989              -              -       223,171

Net loss for the year                        -          -              -              -              -       (123,389)     (123,389)
                                    -----------   --------   ------------   ------------   ------------   ------------  ------------

Balance, March 31, 2001              6,512,912      6,513              -     15,402,648    (15,405,274)      (138,418)     (134,531)

XRG, Inc. stock issued
   for services at $.001
   par (October 2001)                2,750,000      2,750              -              -              -              -         2,750

Net loss for the year                        -          -              -              -              -       (324,136)     (324,136)
                                    -----------   --------   ------------   ------------   ------------   ------------  ------------

Balance, March 31, 2002              9,262,912      9,263              -     15,402,648    (15,405,274)      (462,554)     (455,917)

XRG, Inc. stock issued
   for services at $.001
   par (March 2003)                  1,386,864      1,387              -              -              -              -         1,387

XRG, Inc. stock to be issued
   for interest (March 2003)                                      57,649                                                     57,649

Issuance of warrants with
 convertible debt                                                                20,209                                      20,209

Beneficial conversion feature of
 convertible debt                                                               229,791                                     229,791

Net loss for the year                        -          -              -              -              -       (829,828)     (829,828)
                                    -----------   --------   ------------   ------------   ------------   ------------  ------------

Balance, March 31, 2003             10,649,776  $  10,650  $      57,649  $  15,652,648  $ (15,405,274) $  (1,292,382)$    (976,709)
                                    ===========   ========   ============   ============   ============   ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

                                    XRG, Inc. and Subsidiary
                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows

                                                                                                        Period
                                                                                                     May 1, 1999
                                                                         Years Ended March 31,       to March 31,
                                                                      ----------------------------
                                                                         2003            2002            2003
                                                                      ------------   -------------  ---------------

Operating activities
       Net loss                                                        $ (829,828)     $ (324,136)    $ (1,292,382)
                                                                      ------------   -------------  ---------------

       Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                    8,240             800            9,040
           Loss on acquisition                                                  -               -            3,000
           Stock issued for services                                        1,387           2,750            5,687
           Stock issued in lieu of interest                                57,649               -           57,649
           Amortization fo discount on convertible notes                   36,357               -           36,357
           (Increase) decrease in:
             Accounts receivable                                           15,693         (15,693)               -
           Increase (decrease) in:
             Accounts payable                                              (9,515)         31,420           36,703
             Accrued expenses                                               1,048          31,813           34,695
                                                                      ------------   -------------  ---------------
        Total adjustments                                                 110,859          51,090          183,131
                                                                      ------------   -------------  ---------------

                                                                      ------------   -------------  ---------------
        Net cash used by operating activities                            (718,969)       (273,046)      (1,109,251)
                                                                      ------------   -------------  ---------------

Investing activities
       Purchase of property and equipment                                 (37,647)        (11,262)         (48,909)
                                                                      ------------   -------------  ---------------
       Net cash used by investing activities                              (37,647)        (11,262)         (48,909)
                                                                      ------------   -------------  ---------------

Financing activities
       Net borrowings on stockholder
          advances                                                              -          (3,002)          31,626
       Proceeds from issuance of notes payable                            493,000         605,000        1,183,000
       Principal payments on notes payable                                (35,000)         (5,000)         (40,000)
                                                                      ------------   -------------  ---------------
       Net cash provided by financing activities                          458,000         596,998        1,174,626
                                                                      ------------   -------------  ---------------

       Net increase (decrease) in cash                                   (298,616)        312,690           16,466

       Cash at beginning of period                                        315,179           2,489               97
                                                                      ------------   -------------  ---------------

       Cash at end of period                                             $ 16,563       $ 315,179         $ 16,563
                                                                      ============   =============  ===============



The accompanying notes are an integral part of the consolidated financial statements.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows




                                                                                                      Period
                                                                   Years Ended March 31,            May 1, 1999
                                                              ------------------------------        to March 31,
                                                                   2003             2002                2003
                                                              -----------------------------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the year for interest                $     63,178      $     10,866        $   75,514
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

        During the year ended March 31, 2003, the Company financed the purchase of computer equipment in the amount of $20,017.

        During the year ended March 31, 2003, the Company recorded a discount on convertible notes payable for $250,000, which related to the beneficial conversion feature of the notes and the warrants issued with those notes. The discount is being amortized over the life of the related notes.


The accompanying notes are an integral part of the consolidated financial statements.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

1.      Background Information

XRG, Inc. (the "Company") was incorporated in the state of Delaware in November 2000. The Company plans to acquire and operate both asset and non-asset based truck-load carriers, and to market sophisticated logistical expertise to freight shippers in the contiguous 48 states. The corporate headquarters are located in Tampa, Florida.

XRG International, Inc, a non-reporting, non-trading public company, was originally incorporated in the state of New Jersey in December 1976. This company operated several unrelated business ventures until its operations became dormant. During 1999 a change in control of the XRG International Inc. took place, and on May 1, 1999, XRG International, Inc. was reactivated to develop plans to pursue consolidation opportunities within several industries including the freight transportation industry. On December 28, 2001, XRG, Inc. merged with XRG International, Inc. and the Company changed its name to XRG, Inc. The merger has been accounted for at historical cost since both entities were under common control. The Company is devoting substantially all of its efforts to establishing its freight transportation business and, therefore, has been in the development stage since the change in control took place in 1999.

The Company purchased certain assets of USA Polymers, Inc. in exchange for 3,000,000 shares of stock valued at $3,000. Subsequent to the purchase, the acquired assets were deemed to have no value to the Company and the loss was charged to expense for the period ended March 31, 2000.

During January 2002, the Company established a wholly owned subsidiary, XRG G&A, Inc. to perform certain administrative functions in the freight transportation business.

2.      Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $829,800 for the year ended March 31, 2003 and approximately $1,292,000 since it merged from dormant operations, has used approximately $719,000 of cash from operations for the year ended March 31, 2003 and approximately $1,109,000 of cash from operations since it merged from dormant operations. In addition, the Company has negative working capital of approximately $107,000 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company expects that its working capital will come from fundings that will primarily include equity and debt placements and management believes that its access to capital will be sufficient to sustain operations for at least 12 months. In addition, management expects to complete a truckload carrier acquisition in the near future that will contribute cash from operations. However, it is impossible to predict the success of management's efforts.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

2.      Going Concern (continued)

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.      Significant Accounting Policies

The significant accounting policies followed are:

        The consolidated financial statements include the accounts of XRG, Inc. and its wholly owned subsidiary, XRG G&A, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

3.      Significant Accounting Policies (continued)

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

        The Company records the intrinsic value of the beneficial feature of convertible debentures as additional paid in capital and amortizes the interest over the life of the debentures.

        The Company accounts for stock options and warrants in accordance with FASB No. 123, "Accounting for Stock Based Compensation." FASB No. 123 provides that expense equal to the fair value of all stock based awards on the date of grant be recognized over the vesting period. During the year ended March 31, 2003, the Company recognized $20,209 as a discount on notes payable for warrants issued with convertible debt. The Company also issued stock options for the year ended March 31, 2003, however the fair value was not material to the financial statements, and no expense was recorded. The Company did not recognize expense in connection with warrants granted during the year ended March 31, 2002.

4.      Equipment

As of March 31, 2003, the Company had office equipment and software, which cost $68,916, with accumulated depreciation of $9,030.

5.      Notes Payable and Long-Term Debt


Notes payable and long-term debt consist of the following at March 31, 2003:

Notes payable; interest ranging from 12.0% to
     15.0%; interest only payments payable
     quarterly; principal due at various dates between July 2003 and March
     2005; unsecured; subsequent to the year ended March 31, 2003, these notes were converted into approximately 1,506,000 shares of the
     Company's Common  Stock.                                                    $  843,000

Convertible notes payable; interest 12.0%; interest only payments payable quarterly; principal due at various dates between December 2004 and March 2005; net of unamortized discount of $213,643; at maturity, the note holder will be paid the remaining unpaid principal at an 150%
     redemption premium plus accrued interest;  one year from the closing of the Company's first trucking acquisition, the note holder can convert the unpaid principal and accrued interest at a conversion price equal to 50%
     of the average closing bid price of the Company's Common Stock; unsecured       86,357
                                                                                  ---------
                                                                                 $  929,357
                                                                                  =========

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003


5.      Notes Payable and Long-Term Debt (continued)

The following is a schedule by year of the principal payments required on these notes payable and long-term debt as of March 31, 2003:

        2004 - notes payable converted to common stock                 $843,000
                                                                    ============
        2005                                                           $ 86,357
                                                                    ============

In June 2003, note holders holding approximately $843,000 of the Company's notes payable voluntarily elected to convert their principal into the Company's common stock. 1,506,000 shares of common stock will be issued for this principal conversion. Since these notes will be converted to common stock, the Company has classified these notes as a long-term liability. The Company will recognize the beneficial conversion feature of these notes which totals approximately $400,000 as interest expense in the first quarter.

In connection with the issuance of $250,000 of notes payable, the Company issued warrants to acquire 500,000 shares of the Company's common stock. The value of the warrants was $20,209 based on the Company's calculation under the Black-Scholes option pricing model and was allocated to the note proceeds as a part of the discount on notes payable.

6.      Operating Leases

The Company does not have any operating leases with a term in excess of one year.

Rent expense amounted to $25,642, $17,806, and $43,448 for the years ended March 31, 2003 and 2002 and the period May 1, 1999 to March 31, 2003, respectively.

7.      Related Party Transactions

The Company has related party advances payable to stockholders in the amounts of $31,626 as of March 31, 2003. These advances are due on demand, unsecured, and non-interest bearing. In addition, the Company paid or accrued approximately $303,546 to certain stockholders for consulting services rendered during the year ended March 31, 2003.

The Company's Chief Operating Officer was issued 550,000 shares of the Company's Common Stock valued at $550 for past services rendered during the year ended March 31, 2003. In addition, this individual was granted stock options to purchase 450,000 shares of the Company's Common stock as a performance bonus. This option is non-qualified, carries a term of five years, and was issued at par value on March 1, 2003. The Company has entered into an employment agreement with this officer.

The Company's Chief Financial Officer was issued 250,000 shares of the Company's Common Stock valued at $250 for services rendered during the year ended March 31, 2003.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

7.      Related Party Transactions (continued)

In March 2003, the Company issued 100,000 shares of its Common Stock valued at $100 to an individual who is a partner in the law firm which serves as our corporate and securities counsel. In addition, this individual was granted stock options to purchase 100,000 shares of the Company's Common Stock. This stock and options were for partial consideration for legal services rendered during the year ended March 31, 2003.

In January 2003, the Company issued 301,864 shares of its Common Stock valued at $302 to the wife of the former President and Chief Executive Officer of XRG International, Inc. These shares were in full satisfaction relating to consulting services provided prior to January 1, 2003.

The Company's President and CEO, Executive Vice-President, and Vice President, Finance and CFO are the holders of an aggregate of 5,000,000 shares of Series A Voting Preferred Stock issued in July 2003. Each of these officers acquired 1,666,666 shares of Series A Voting Preferred Stock for the aggregate par value of $5,000. The Voting Preferred Stock has ten votes per share on all matters submitted to a vote of other holders of Common Stock. Besides preferential voting rights, the Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock is not subject to further calls or assessments by the Company.

The terms of the above may not necessarily have been on the same terms as if negotiated from unaffiliated third parties.

8.      Income Taxes

The Company has net operating loss carryforwards of $2,571,697 at March 31, 2003 that expire from 2003 to 2022. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the Company's common stock, which took place in 1999. Under federal tax law, this change of ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses, which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2003 through 2021.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

8.      Income Taxes (continued)

A valuation allowance is required by FASB No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent for March 31, 2003 was necessary. Significant components of the Company's net deferred tax asset are as follows as of March 31, 2003:

        Tax benefit of net operating loss               $     977,000
        Valuation allowance                                  (977,000)
                                                         -------------
                                                        $           0
                                                         =============
9.      Stock Options and Warrants

The Company grants warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the Company's Board of Directors.

The Company has issued warrants to purchase 3,985,570 shares of its common stock to individuals associated with the issuance of debt. These warrants were exercised in June 2003 at $10 per contract. In addition, the Company has issued 500,000 warrants as part of a private placement.

The fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value for the years ended March 31, 2003 and 2002:

                                            2003                       2002
                                            ----                       ----
        Dividend yield                             0%                       0%
        Risk-free interest rate         1.57% - 2.99%                    3.56%
        Expected life                       1-2 years                1-2 years
        Expected volatility                        0%                       0%

Following is a summary of the status of common stock option and warrant activity for the years ending March 31, 2002 and 2003:
                                                           Warrants
                                                           --------
                                                                  Weighted
                                                  Number of        Average
                                                  Warrants      Exercise Price
                                              -------------------------------
        Outstanding, April 1, 2002                 3,291,000      $.0002
        Granted                                    1,555,770       .0376
        Cancelled                                   (361,200)     (.0002)
                                              -------------------------------
        Outstanding, March 31, 2003                4,485,570      $.0134
                                              ===============================
        Exercisable, March 31, 2003                4,485,570      $.0134
                                              ===============================
        Weighted average fair value of option granted
            during the year ended March 31, 2003                      $0
                                                                      ==

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

9.       Stock Options and Warrants (continued)


                                                                    Weighted
                                                Number of            Average
                                               Warrants          Exercise Price
                                           ------------------------------------
        Outstanding, April 1, 2001                      0               $0
        Granted                                 3,291,000            $.002
                                           ------------------------------------
        Outstanding, March 31, 2002             3,291,000            $.002
                                           ====================================
        Exercisable, March 31, 2002             3,291,000            $.002
                                           ====================================
        Weighted average fair value of option granted
            during the year ended March 31, 2002                        $0
                                                                        ==

                                                          Options
                                                          -------
                                                                    Weighted
                                               Number of            Average
                                                Options          Exercise Price
                                           ------------------------------------
        Outstanding, April 1, 2002                     0               $0
        Granted                                  550,000             .001
                                           ------------------------------------
        Outstanding, March 31, 2003              550,000            $.001
                                           ====================================
        Exercisable, March 31, 2003              550,000            $.001
                                           ====================================
        Weighted average fair value of option granted
            during the year ended March 31, 2003                       $0
                                                                       ==


Following is a summary of the status of outstanding options and warrants at March 31, 2003:



                  Options and Warrants Outstanding                         Options and Warrants Exercisable
                  --------------------------------                         --------------------------------
   Range of                                  Weighted          Weighted                          Weighted
   Exercise                Number       Average Remaining       Average         Number            Average
    Prices               Outstanding     Contractual life   Exercise Price    Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------

$.001 - $.005           2,929,800          .8 years               $.0002        2,929,800         $.0002
$.001 - $.005             214,800         1.4 years               $.0003          214,800         $.0003
$.003 - $.005             607,200         1.4 years               $.0004          607,200         $.0004
$.001                   1,050,000         2.9 years                $.001        1,050,000          $.001
$.25                      233,770          .3 years                 $.25          233,770           $.25
                          -------                                                 -------
                        5,035,570                                               5,035,570
                        =========                                               =========


                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

10.     Commitments and Contingencies

The Company had a five-year agreement to provide certain administrative services for a transport company. The revenues generated and cost of sales incurred thus far are derived solely from this agreement. The Company terminated this agreement on December 31, 2002.

In May, 2003, a legal action was filed in Franklin County, Ohio, against the Company (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord is claiming approximately $63,000 in unpaid rent. The Company believes that it has a valid defense with respect to some or all of the claimed damages.

In July, 2003, a legal action was filed in Hillsborough County, Florida, against the Company by the landlord of our current office space in Tampa, Florida. This action is for eviction and unpaid rent. The Company has been negotiating with the landlord and we expect to achieve a satisfactory resolution of this matter.

11.     Subsequent Events

In June 2003, the Company executed a purchase agreement with a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance 1,150,000 shares of the Company's Common Stock. In addition, the Company entered into a fleet owner agreement with the truckload carrier to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, the Company will pay to the truckload carrier 67% of gross freight revenues as compensation for the movement of its freight. The closing date for the transaction is expected in July 2003.

In June 2003, note holders holding approximately $823,000 of the Company's notes payable voluntarily elected to convert their principal into the Company's Common Stock. 1,506,000 shares of common stock will be issued for this principal conversion.

In June 2003, warrants were exercised to acquire 3,985,570 shares of our common stock for nominal consideration.

In July 2003, the Company entered into a three year employment agreement with its Chief Operating Officer. Under this agreement, he is entitled to an annual base salary of not less than $120,000 and is entitled to additional bonus compensation as determined by the Company's board of directors or Compensation Committee. Such bonuses may be paid in cash or issued in shares of the Company's Common Stock on such terms as approved by the board of directors. He is entitled to an automobile allowance of $600 per month during the term of his agreement. He has agreed not to compete with the Company during the term of this agreement and for a period of two (2) years after termination of this agreement.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                   Years Ended March 31, 2003 and 2002 and the
                      Period May 1, 1999 to March 31, 2003

11.     Subsequent Events (continued)

In June 2003, the Board of Directors approved and adopted resolutions establishing and designating 5,000,000 shares of Series A Preferred Stock $.001 par value. The holders of Series A Preferred Stock are entitled to ten votes for each share held on all matters on which the holders of the Company's Common Stock are entitle to vote and shall vote together with the holders of Common Stock and not as a separate class or series. Series A Preferred Stock shall have no dividend, conversion, or redemption rights and no liquidation preferences.

In June 2003, three of the Company's officers and directors subscribed to purchase an aggregate of 5,000,000 shares of Series A Voting Preferred Stock for the aggregate par value of the shares or $5,000.

On July 7, 2003, an amendment to the Company's Certificate of Incorporation increasing the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizing the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors was approved in a special shareholder meeting.