Form 10QSB
period 2003-06-30
XRG INC
filed 2003-08-19
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003
                                    -------------

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

Yes   X   No
     ---     ---

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of July 10, 2003 was 14,635,346.

         Transitional Small Business Disclosure Format:

Yes       No  X
    ---      ---

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

                   Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2003 and 2002 (Unaudited)
             and the Period May 1, 1999 to June 30, 2003 (Unaudited)


                                      Index



                                                                           Page
Part I - Financial Information                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheet -
           June 30, 2003...................................................  1

         Consolidated Statements of Operations -
           Three months ended June 30, 2003 and 2002
                  and the period May 1, 1999 to June 30, 2003..............  2

         Statements of Changes in Stockholders' Deficit -
           Period May 1, 1999 to June 30, 2003.............................  3

         Statements of Cash Flows -
           Three months ended June 30, 2003 and 2002
                  and the period May 1, 1999 to June 30, 2003..............  4

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  9

Item 3.  Controls & Procedures............................................. 12

Part II - Other Information

Item 1. Legal Proceedings.................................................. 13

Item 2. Change in Securities and Use of Proceeds........................... 13

Item 3. Defaults Upon Senior Securities.................................... 14

Item 5. Other Information.................................................. 14

Item 6. Exhibits........................................................... 14


Signatures................................................................. 15

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (unaudited)

Assets
Current assets:
   Cash                                                                               $              6,838
                                                                                        -------------------
Total current assets                                                                                 6,838

Equipment, net of accumulated depreciation                                                          56,513

Acquisition deposit                                                                                 50,000
                                                                                        -------------------

                                                                                      $            113,351
                                                                                        ===================


Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable (including $58,455 to related party)                              $             99,195
   Accrued expenses                                                                                 35,925
   Related party advances                                                                           31,626
                                                                                        -------------------
Total current liabilities                                                                          166,746
                                                                                        -------------------

Long-term liabilities:
   Convertible notes payable; net of unamortized discount
     of  $251,576                                                                                  178,424
                                                                                        -------------------
Total long-term liabilities                                                                        178,424
                                                                                        -------------------

                                                                                        -------------------
Total liabilities                                                                                  345,170
                                                                                        -------------------

Stockholders' deficit:
   Series A Preferred stock; $.001 par value; 5,000,000 shares authorized;
     5,000,000 shares issued and outstanding                                                         5,000
   Preferred stock; $.001 par value; 45,000,000 shares authorized;
     0 shares issued and outstanding
   Common stock; $.001 par value; 100,000,000 shares authorized;
     14,635,346 shares issued and outstanding                                                       14,636
   Common stock payable                                                                            963,480
   Additional paid-in capital                                                                   16,115,982
   Stock subscription receivable                                                                    (5,000)
   Accumulated deficit for unrelated dormant operations                                        (15,405,274)
   Deficit accumulated during development stage                                                 (1,920,643)
                                                                                        -------------------
Total stockholders' deficit                                                                       (231,819)
                                                                                        -------------------

                                                                                      $            113,351
                                                                                        ===================


The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                       XRG, Inc. and Subsidiary
                                                     (A Development Stage Company)
                                                 Consolidated Statements of Operations
                                                              (unaudited)


                                                                                                      Period
                                                   Three Month Period Ended June 30,               May 1, 1999
                                               ----------------------------------------             to June 30,
                                                      2003                    2002                      2003
                                               ----------------        ----------------        -------------------

Revenues                                      $               -       $         224,948       $            796,231

Cost of revenues                                              -                 249,633                    897,753
                                                ----------------        ----------------        -------------------

Gross profit (loss)                                           -                 (24,685)                  (101,522)

Selling, general and administrative
      expenses                                          162,490                  73,019                  1,162,324
                                                ----------------        ----------------        -------------------

                                                       (162,490)                (97,704)                (1,263,846)

      Interest expense                                 (465,771)                (22,013)                  (656,797)
                                                ----------------        ----------------        -------------------
                                                       (465,771)                (22,013)                  (656,797)
                                                ----------------        ----------------        -------------------

Net loss                                      $        (628,261)      $        (119,717)      $         (1,920,643)
                                                ================        ================        ===================

Basic loss per share                          $           (0.06)      $           (0.01)      $              (0.25)
                                                ================        ================        ===================

Weighted average number of
      common shares outstanding                      10,693,097               9,087,822                  7,649,182
                                                ================        ================        ===================



The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                            XRG, Inc. and Subsidiary
                                                         (A Development Stage Company)
                                          Consolidated Statements of Changes in Stockholders' Deficit
                                                                   (unaudited)

                                                 Three Months Ended June 30, 2003 and the Period
                                                          May 1, 1999 to June 30,2003





                                              Common Stock                                                     Preferred Stock
                                       -----------------------------       Common           Stock        --------------------------
                                           Number of                        Stock         Subscription      Number of
                                            Shares          Amount         Payable         Receivable        Shares        Amount
                                       ---------------  ------------   --------------  ----------------  -------------  -----------
Balance, May 1, 1999,
   as previously reported                  1,495,822   $       1,496  $            - $              -              - $          -

Prior period adjustment -
 adjustment of common
   shares outstanding for
   shares not turned in for
   reverse stock split                       175,090             175               -                -              -            -
                                       ---------------  ------------   --------------  ----------------  -------------  -----------

Balance, May 1, 1999, as restated          1,670,912           1,671               -                -              -            -


Issuance of stock for acquisition          3,000,000           3,000               -                -              -            -

Stock issued for services at
    $.001 par (May 1999)                   1,550,000           1,550               -                -              -            -

Stock issued in satisfaction
   of debt at $1.36 per share
   (March 2000)                              110,000             110               -                -              -            -

Net loss for the period                            -               -               -                -              -            -
                                       ---------------  ------------   --------------  ----------------  -------------  -----------
Balance,March 31, 2000                     6,330,912           6,331               -                -              -            -

Stock issued in satisfaction
   of debt at $1.23 per share
   (April 2000)                              182,000             182               -                -              -            -

Net loss for the year                              -               -               -                -              -            -
                                       ---------------  ------------   --------------  ----------------  -------------  -----------
Balance, March 31, 2001                    6,512,912           6,513               -                -              -            -

XRG, Inc. stock issued
   for services at $.001
   par (October 2001)                      2,750,000           2,750               -                -              -            -

Net loss for the year                              -               -               -                -              -            -
                                       ---------------  ------------   --------------  ----------------  -------------  -----------
Balance, March 31, 2002                    9,262,912           9,263               -                -              -            -

XRG, Inc. stock issued
   for services at $.001
   par (March 2003)                        1,386,864           1,387               -                -              -            -

XRG, Inc. stock to be issued
   for interest (March 2003)                                                  57,648                -

Beneficial conversion feature
   of convertible debt

Net loss for the year                              -              -                -                -              -            -
                                       ---------------  ------------   --------------  ----------------  -------------  -----------
Balance, March 31, 2003                   10,649,776         10,650           57,648                -              -            -

XRG, Inc. preferred stock issued                                                               (5,000)     5,000,000        5,000

XRG, Inc. stock to be issued
   for interest (June 2003)                                                   17,832                -

XRG, Inc. stock to be
issued for debt                                                              843,000

XRG, Inc. stock to be
issued for cash ($.25 per share)                                              45,000

XRG, Inc. stock issued for warrant         3,985,570          3,986
   conversion (June 2003)

Exercise of warrants

Beneficial conversion feature of
   convertible debt

Net loss for the period                            -              -                -                -              -            -
                                       ---------------  ------------   --------------  ----------------  -------------  -----------
Balance, June 30, 2003                    14,635,346 $       14,636 $        963,480 $         (5,000)     5,000,000 $      5,000
                                       ===============  ============   ==============  ================  =============  ===========




                     Accumulated
                     Deficit for  Accumulated
      Additional     Unrelated    Deficit During
      Paid-in        Dormant       Development
      Capital        Operations      Stage         Total
    ------------   ------------  -------------   ------------
  $  15,030,193  $ (15,405,274) $          -  $    (373,585)



           (175)     -             -               -
     ------------   ------------  -------------   ------------
     15,030,018    (15,405,274)            -       (373,585)


              -              -             -          3,000

                                                          -
              -              -             -          1,550
                                                          -

                                                          -
        149,641              -             -        149,751
                                                          -
             -              -        (15,029)       (15,029)
    ------------   ------------  -------------   ------------
     15,179,659    (15,405,274)      (15,029)      (234,313)



        222,989              -             -        223,171

             -              -       (123,389)      (123,389)
    ------------   ------------  -------------   ------------

     15,402,648    (15,405,274)     (138,418)      (134,531)



              -              -             -          2,750

              -              -      (324,136)      (324,136)
    ------------   ------------  -------------   ------------

     15,402,648    (15,405,274)     (462,554)      (455,917)



              -              -             -          1,387


                                                     57,648

        250,000                                     250,000
             -              -       (829,828)      (829,828)
     ------------   ------------  -------------   ------------

     15,652,648    (15,405,274)   (1,292,382)      (976,710)

                                                          -


                                                     17,832


                                                    843,000


                                                     45,000

         (3,986)                                          -


            120                                         120


        467,200                                     467,200

             -              -       (628,261)      (628,261)
     ------------   ------------  -------------   ------------

  $  16,115,982  $ (15,405,274) $ (1,920,643) $    (231,819)
     ============   ============  ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     XRG, Inc. and Subsidiary
                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows
                                           (unaudited)


                                                                                                          Period
                                                                   Three Month Period Ended June 30,   May 1, 1999
                                                                    --------------------------------   to June 30,
                                                                        2003             2002             2003
                                                                   ---------------   --------------  ---------------

Operating activities
       Net loss                                                        $ (628,261)      $ (119,717)    $ (1,920,643)
                                                                   ---------------   --------------  ---------------

       Adjustments to reconcile net loss to net
        cash used by operating
        activities:
           Depreciation and amortization                                    3,373              400           12,413
           Loss on acquisition                                                  -                -            3,000
           Stock issued for services                                            -                -            5,687
           Stock issued in lieu of interest                                17,832                -           75,480
           Amorization of discount on convertible notes                   429,266                -          465,624
           (Increase) decrease in:
             Accounts receivable                                                -          (33,731)               -
           Increase (decrease) in:
             Accounts payable                                              42,473          (34,489)          79,177
             Accrued expenses                                                 472           11,701           35,166
                                                                   ---------------   --------------  ---------------
       Total adjustments                                                  493,416          (56,119)         676,547
                                                                   ---------------   --------------  ---------------

                                                                   ---------------   --------------  ---------------
       Net cash used by operating activities                             (134,845)        (175,836)      (1,244,096)
                                                                   ---------------   --------------  ---------------

Investing activities
       Purchase of property and equipment                                       -                -          (48,909)
       Acquisition deposit                                                (50,000)               -          (50,000)
                                                                   ---------------   --------------  ---------------
       Net cash used by investing activities                              (50,000)               -          (98,909)
                                                                   ---------------   --------------  ---------------

Financing activities
       Net borrowings on stockholder
          advances                                                              -                -           31,626
       Proceeds from common stock to be issued                             45,000                -           45,000
       Proceeds from issuance of notes payable                            130,120          103,000        1,313,120
       Principal payments on notes payable                                      -                -          (40,000)
                                                                   ---------------   --------------  ---------------
       Net cash provided by financing activities                          175,120          103,000        1,349,746
                                                                   ---------------   --------------  ---------------

       Net increase (decrease) in cash                                     (9,725)         (72,836)           6,741

       Cash at beginning of period                                         16,563          315,179               97
                                                                   ---------------   --------------  ---------------

       Cash at end of period                                              $ 6,838        $ 242,343          $ 6,838
                                                                   ===============   ==============  ===============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (Unaudited)





                                                                 Three Months Ended                  Period May 1,
                                                                       June 30,                        1999 to
                                                            --------------------------------           June 30,
                                                                2003              2002                   2003
                                                            -------------------------------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest            $      18,201     $       10,310      $      93,715
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

        During the three months ended June 30, 2003, the Company recorded a discount on convertible notes payable for $130,000 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes.

        During the quarter ended June 30, 2003, the Company entered into agreements with note holders to convert $843,000 in notes payable into 1,506,000 shares of common stock. The Company has classified these shares as a stock payable in the financial statements.



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2003 and 2002 (Unaudited)
             and the Period May 1, 1999 to June 30, 2003 (Unaudited)


1.      Condensed Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended June 30, 2003 and 2002 and the period May 1, 1999 to June 30, 2003, (b) the financial position at June 30, 2003, and (c) cash flows for the three-month periods ended June 30, 2003 and 2002 and the period May 1, 1999 to June 30, 2003, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2003. The results of operations for the three-month periods ended June 30, 2003 and 2002 are not necessarily indicative of those to be expected for the entire year.

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

2.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three months ended June 30, 2003 and 2002. The weighted average shares outstanding for the three months ended June 30, 2003 was 10,693,097 as compared to 9,087,822 for the three months ended June 30, 2002.

3.      Notes Payable

Please refer to the audited consolidated financial statements consisting of the Company's consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.

During the three months ended June 30, 2003, the Company issued $130,000 of convertible notes payable. In connection with the notes, the Company issued detachable warrants to purchase 260,000 shares of the Company's restricted common stock.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2003 and 2002 (Unaudited)
             and the Period May 1, 1999 to June 30, 2003 (Unaudited)

3.  Notes Payable (continued)

During the three months ended June 30, 2003, the Company recorded a discount on convertible notes payable for $130,000 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes. The value of the warrants was $76,508 based on the Company's calculation under the Black-Scholes option pricing model and was allocated to the note proceeds as a part of the discount on notes payable.

The following assumptions were used to estimate the fair value of stock options using the Black-Scholes method at June 30, 2003:

Dividend yield                              0%
Expected volatility                         0%
Average expected option life                1 year
Risk-free interest rate                     1.23% to 1.62%

In June 2003, note holders holding approximately $843,000 of the Company's notes payable voluntarily elected to convert their principal into the Company's common stock. 1,506,000 shares of common stock will be issued for this principal conversion. Since these notes were converted to common stock subsequent to June 2003, the Company has classified these notes as common stock payable. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 as interest expense during the period ended June 30, 2003.

4.  Equity Transactions

In June 2003, warrants were exercised to acquire 3,985,570 shares of our common stock for nominal consideration. These shares were issued in July 2003, and have been reflected as issued and outstanding in the Company's June 30, 2003 financial statements.

During the three month period ended June 30, 2003, the Company raised $45,000 pursuant to a stock purchase agreement in exchange for 180,000 shares of our restricted common stock. The Company has classified these shares as a stock payable in the financial statements.

On July 7, 2003, the Company approved an amendment to its certificate of incorporation at a special meeting of stockholders. This Amendment to the Company's Certificate of Incorporation increases the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizes the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2003 and 2002 (Unaudited)
             and the Period May 1, 1999 to June 30, 2003 (Unaudited)

4.  Equity Transactions (continued)

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

5.  Subsequent Events

In June 2003, the Company executed a purchase agreement with a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance 1,150,000 shares of the Company's Common Stock. In addition, the Company entered into a fleet owner agreement with the truckload carrier to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, the Company will pay to the truckload carrier 67% of gross freight revenues as compensation for the movement of its freight. The closing date for the transaction is expected in August 2003.

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

On July 7, 2003, an amendment to the Company's Certificate of Incorporation increasing the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizing the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors was approved in a special shareholder meeting. The Company's financial statements at June 30, 2003 reflect this amendment to the Company's Certificate of Incorporation.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)


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


GENERAL

We are a development stage enterprise that is focused on acquiring and operating both asset and non-asset based truck-load carriers in the contiguous 48 states. In June 2003, we executed a purchase agreement with J. Bently Companies, Inc., a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance 1,150,000 shares of XRG common stock with registration rights. An additional 2,200,000 shares of our common stock will be escrowed as collateral for the equipment loans. In addition, In May 2003, we entered into a fleet owner agreement with J. Bently Companies, Inc. to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, XRG will pay to J. Bently Companies, Inc. 67% of gross freight revenues as compensation for the movement of our freight. The closing date for the J. Bently Companies, Inc. purchase agreement and fleet owner agreement is expected in August 2003.

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

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

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

During the fiscal year ended March 31, 2003, we provided administrative services for one customer located in Pittsburgh, Pennsylvania. On February 1, 2002, XRG, Inc. created a new subsidiary, XRG G&A, Inc. and executed an Administrative Services Agreement with KDK TRANSPORT, INC. which permitted XRG G&A to provide administrative services for a period of five years unless terminated by KDK upon 30 days prior written notice to XRG. XRG G&A, Inc. collected a 3% service fee payable weekly based on KDK's trucking and brokerage gross billings for the prior week. XRG had generated $796,231 in revenues during the period from February 1, 2002 until June 30, 2003. Related expenses were $897,753, resulting in a negative gross margin of $101,522. The Company tested its infrastructure capabilities by providing administrative services through XRG G&A, Inc. to KDK Transport, Inc. This Administrative Services Agreement was mutually terminated during the fourth quarter ended March 31, 2003.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002

XRG generated $0 in revenues during the three-month period ended June 30, 2003 as compared to $224,948 during the same period ended June 30, 2002. Related expenses were $0 during the current period as compared to $249,633 during the same period ended June 30, 2002. We terminated our Administrative Services Agreement with KDK Transport, Inc during the fourth quarter ended March 31, 2003. These services provided an important platform for our eventual acquisition of several truck-load carriers and we are currently focusing all of our efforts primarily on identifying profitable truck-load carriers throughout the United States for acquisition and securing financing to support our business.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

For the three-month period ended June 30, 2003, total selling, general and administrative expenses were $162,490 as compared to $73,019 for the previous three-month period, an increase of $89,471 or 122%. This increase is the result of an increase in consulting, travel, and office costs, plus additional personnel costs associated with the implementation of our information systems.

Interest expense for the three-month period ended June 30, 2003 and 2002 was $465,771 and $22,013, respectively. This increase of $443,758 is primarily associated with the beneficial conversion feature associated with $843,000 of the Company's notes payable voluntarily electing to convert their principal into the Company's common stock and the issuance of $130,000 of convertible notes payable.

We had a net loss of $628,261 for the three-month period ended June 30, 2003 as compared to a loss of $119,717 for the prior three-month period. This increase in our operating loss over that of the preceding three-month period is the result of an increase in consulting, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.06 for the three-month period ended June 30, 2003 compared to a loss per share of $0.01 for the prior three-month period. The weighted average shares outstanding for the three-month period ended June 30, 2003 was 10,693,097 as compared to 9,087,822 for the preceding three-month period ended June 30, 2002.

Liquidity and Capital Resources

To date, we have funded our capital requirements and our business operations with funds provided by borrowings. We have raised $1,313,120 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates until November 2004 and are unsecured. None of these notes individually exceed $100,000. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 4,335,570 shares of common stock were granted to these note-holders. These warrants have no expiration date and are immediately exercisable for nominal consideration. In June 2003, warrants were exercised to acquire 3,985,570 shares of our common stock which shares were issued in July, 2003. In addition, during June 2003, approximately $843,000 of these notes were voluntarily converted to our common stock at a price equal to 50% of the market price at the date of conversion.

During the period ended June 30, 2003, we raised an additional $45,000 pursuant to a stock purchase agreement in exchange for 180,000 shares of our restricted common stock.

For the period ended June 30, 2003 we used $134,845 in cash used by operating activities as compared to $175,836 in the similar period ended June 30, 2002. Investing activities for the present period included an acquisition deposit of $50,000 for J Bently Companies, Inc. Financing activities for the period ended June 30, 2003 provided $175,120 from the issuance of notes payable and the issuance of preferred stock. For the period ended June 30, 2003, cash decreased $9,725 as compared to $72,836 in the prior year.

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at June 30, 2003 of $6,838 and negative working capital of $159,908. We believe that our access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $50,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

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

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

         During the three month period ended June 30, 2003, the Company issued $130,000 of notes payable. In connection with the notes, the Company issued detachable warrants to purchase 260,000 shares of the Company's restricted common stock.

         During the three month period ended June 30, 2003, the Company raised $45,000 pursuant to a stock purchase agreement in exchange for 180,000 shares of our restricted common stock.

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

                            XRG, Inc. and Subsidiary
                          (A Development Stage Company)

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibit 99.1 is the certification of the CEO and the CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud Bill), which was signed into law on July 30, 2002 by President George Bush.

               Exhibit 10.9 form of stock purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         XRG, Inc.

Dated:   8/19/2003

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