Form 10QSB
period 2003-09-30
XRG INC
filed 2003-11-24
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003
                                        ------------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                         Commission File Number 0-49659

                                    XRG, INC.
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

                                 (813) 637-0700
                                  -------------
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No X
     ---    ---

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of November 21, 2003 was 22,194,044.

         Transitional Small Business Disclosure Format:

Yes       No  X
     ---     ---

                           XRG, Inc. and Subsidiaries

                   Condensed Consolidated Financial Statements

       Three and Six Months Ended September 30, 2003 and 2002 (Unaudited)









                                    Contents
                                                                           Page
Part I - Financial Information                                             ----

Item 1.  Financial Statements

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of  September 30, 2003 (Unaudited).....2

Condensed Consolidated Statements of Operations for the Three and Six Months
 Ended September 30, 2003 and 2002 (Unaudited).................................3

Condensed Consolidated Statements of Changes in Stockholders' Equity
 for the Six Months Ended to September 30, 2003 (Unaudited)....................4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
 September 30, 2003 and 2002 (Unaudited).......................................5

Notes to Condensed Consolidated Financial Statements...........................6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

Item 3.  Controls & Procedures................................................15

Part II - Other Information

Item 1. Legal Proceedings.....................................................16

Item 2. Change in Securities and Use of Proceeds..............................17

Item 3. Defaults Upon Senior Securities.......................................17

Item 5. Other Information.....................................................17

Item 6. Exhibits..............................................................18

Signatures....................................................................18

                          XRG, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (unaudited)

Assets
Current assets:
   Cash                                                                            $             69,615
   Advances to J. Bently Companies, Inc.                                                        355,758
                                                                                     -------------------
Total current assets                                                                            425,373

Equipment, net of accumulated depreciation                                                       54,380

Transportation equipment deposits                                                             1,200,000
Acquisition deposits                                                                            200,000
                                                                                     -------------------
                                                                                              1,400,000

                                                                                   $          1,879,753
                                                                                     ===================


Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable including related party payables of $76,710                                  97,549
   Accrued expenses                                                                              44,795
   Related party advances                                                                        39,126
   Current portion of long term debt                                                             70,000
                                                                                     -------------------
Total current liabilities                                                                       251,470
                                                                                     -------------------

Long-term liabilities:
   Convertible notes payable; net of unamortized discount
     of  $129,046                                                                               340,954
                                                                                     -------------------
Total long-term liabilities                                                                     340,954
                                                                                     -------------------

                                                                                     -------------------
Total liabilities                                                                               592,424
                                                                                     -------------------

Stockholders' equity:
   Series A Preferred stock; $.001 par value; 5,000,000 shares authorized;
     5,000,000 shares issued and outstanding                                                      5,000
   Preferred stock; $.001 par value; 45,000,000 shares authorized;
     0 shares issued and outstanding
   Common stock; $.001 par value; 100,000,000 shares authorized;
     22,194,044 shares issued and outstanding                                                    22,195
   Common stock payable                                                                           4,955
   Additional paid-in capital                                                                19,528,945
   Stock subscription receivable                                                                 (5,000)
   Accumulated deficit for unrelated dormant operations                                     (15,405,274)
   Accumulated deficit                                                                       (2,863,492)
                                                                                     -------------------
Total stockholders' equity                                                                    1,287,329
                                                                                     -------------------

                                                                                   $          1,879,753
                                                                                     ===================


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                        Three Months Ended September 30,          Six Months Ended September 30,
                                                     -------------------------------------    -------------------------------------
                                                           2003                  2002               2003                  2002
                                                     ---------------       ---------------    ---------------       ---------------

Revenues                                           $        298,225      $        230,702            298,225      $        455,650

Cost of operations                                           22,970               233,850             22,970               483,483
                                                     ---------------       ---------------    ---------------       ---------------

Gross profit (loss)                                         275,255                (3,148)           275,255               (27,833)

Selling, general and administrative
      expenses                                            1,063,135               122,464          1,225,625               195,482
                                                     ---------------       ---------------    ---------------       ---------------

                                                           (787,880)             (125,612)          (950,370)             (223,315)

      Interest expense                                     (154,969)              (24,883)          (620,740)              (46,895)
                                                     ---------------       ---------------    ---------------       ---------------

Net loss                                           $       (942,849)     $       (150,495)        (1,571,110)     $       (270,210)
                                                     ===============       ===============    ===============       ===============

Basic loss per share                               $          (0.05)     $          (0.02)             (0.11)     $          (0.03)
                                                     ===============       ===============    ===============       ===============

Weighted average number of
      common shares outstanding                          17,435,202             9,262,912         13,865,017             9,262,912
                                                     ===============       ===============    ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                       Six Months Ended September 30, 2003
                                   (unaudited)



                                                                                                 Accumulated
                             Common Stock                           Preferred Stock              Deficit for
                         ------------------  Common        Stock    ----------------- Additional  Unrelated
                         Number of           Stock     Subscription Number of         Paid-in    Dormant    Accumulated
                          Shares     Amount  Payable     Receivable   Shares   Amount  Capital    Operations   Deficit       Total
                        ---------  --------  -------  ------------ --------- ------ ---------  ------------   --------    ---------
Balance, March 31, 2003  10,649,776 $10,650 $ 57,648   $       -          - $  -  $15,652,648  $(15,405,274) $(1,292,382) $(976,710)

XRG, Inc. preferred
 stock issued                                             (5,000) 5,000,000 5,000                                                 -

XRG, Inc. stock issued
 for note conversion     1,506,000    1,506                                           751,494                               753,000

XRG, Inc. stock issued     243,570      244  (57,648)                                  57,404                                     -
 for interest

XRG, Inc. stock to be
 issued for interest                           4,955                                                                          4,955

XRG, Inc. stock issued
 for cash                1,605,000    1,605                                           401,763                               403,368

XRG, Inc. stock issued
 for warrant             4,732,000    4,732                                            (4,732)                                    -
 conversion

XRG, Inc. stock issued
 for options               550,000      550                                                 -                                   550
 exercised at $.001

XRG, Inc. stock issued
 for deposit             1,150,000    1,150                                         1,148,850                             1,150,000
 on transportation
 equipment

XRG, Inc. stock issued
 for acquisition           200,000      200                                           199,800                               200,000
 deposit

XRG, Inc. stock issued
   for services at $.55  1,557,698    1,558        -           -          -     -     854,518             -           -     856,076

Beneficial conversion
   feature of convertible
   debt                                                                               467,200                               467,200

Net loss for the period          -        -        -           -          -     -           -             -  (1,571,110) (1,571,110)
                         --------- --------  -------  ------------ --------- ------ ---------  ------------   --------    ---------
Balance,
 September 30, 2003     22,194,044  $22,195   $4,955     $(5,000) 5,000,000 $5,000 $19,528,945 $(15,405,274) $(2,863,492) $1,287,329
                         ========= ========  =======  ============ ========= ====== =========  ============   ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                Six Months Ended September 30,
                                                                             --------------------------------------
                                                                                   2003                 2002
                                                                             ------------------   -----------------

Operating activities
       Net loss                                                                   $ (1,571,110)         $ (270,210)
                                                                             ------------------   -----------------

       Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization                                               6,811               1,160
             Common stock issued for services                                          856,076                   -
             Stock issued in lieu of interest                                            4,955                   -
             Amortization of discount on convertible notes                             551,798                   -
             (Increase) decrease in:
               Accounts receivable                                                           -              (5,393)
               Prepaid expenses                                                              -             (12,006)
             Increase (decrease) in:
               Accounts payable                                                         40,827             (17,297)
               Accrued expenses                                                          9,340              20,399
                                                                             ------------------   -----------------
         Total adjustments                                                           1,469,807             (13,137)
                                                                             ------------------   -----------------

                                                                             ------------------   -----------------
         Net cash used by operating activities                                        (101,303)           (283,347)
                                                                             ------------------   -----------------

Investing activities
       Purchase of equipment                                                            (1,305)             (9,350)
       Deposit on purchase of transportation equipment                                 (50,000)                  -
                                                                             -------------------  -----------------
       Net cash used by investing activities                                           (51,305)             (9,350)
                                                                             ------------------   -----------------

Financing activities
       Increase in advances to J. Bently Companies, Inc.                              (355,758)                  -
       Net (payments) borrowings on stockholder
           advances                                                                      7,500             (21,000)
       Proceeds from common stock issued                                               403,918                   -
       Proceeds from issuance of notes payable                                         170,000             163,000
       Principal payments on notes payable                                             (20,000)            (25,000)
                                                                             ------------------   -----------------
       Net cash provided by financing activities                                       205,660             117,000
                                                                             ------------------   -----------------

       Net increase (decrease) in cash                                                  53,052            (175,697)

       Cash at beginning of period                                                      16,563             315,179
                                                                             ------------------   -----------------

       Cash at end of period                                                          $ 69,615           $ 139,482
                                                                             ==================   =================



The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries


           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                         Six Months Ended
                                                           September 30,
                                                     2003              2002
                                                --------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest    $36,188           $21,931
                                                ================================


     During the six months ended September 30, 2003, the Company recorded a discount on convertible notes payable of $130,000 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes.

     During the period ended September 30, 2003, the Company entered into agreements with note holders to convert $753,000 in notes payable into 1,506,000 shares of common stock. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. These shares were issued in September 2003. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 for the period ended September 30, 2003.

     During the period ended September 30, 2003, 4,732,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

     The Company issued 1,150,000 shares of common stock for deposits on transportation equipment purchased from J. Bently Companies, Inc.

     The Company issued 200,000 shares for a deposit on the acquisition of R&R Express Intermodal, Inc.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Six Months Ended September 30, 2003 and 2002 (Unaudited)


1.      Condensed Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended September 30, 2003 and 2002, (b) the financial position at September 30, 2003, and (c) cash flows for the six-month periods ended September 30, 2003 and 2002, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2003. The results of operations for the six-month periods ended September 30, 2003 and 2002 are not necessarily indicative of those to be expected for the entire year.

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

Prior to the quarter ended September 30, 2003, the Company devoted substantially all of its efforts to establishing its freight transportation business and, therefore, has been in the development stage since 1999. During the quarter ended September 30, 2003, the Company's planned principal operations commenced and significant revenues were realized which allowed the Company to emerge from its development stage status.

2.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six months ended September 30, 2003 and 2002. The weighted average shares outstanding for the three and six months ended September 30, 2003 was 17,435,202 and 13,865,017 as compared to 9,262,912 for the three and six months ended September 30, 2002.

3.      Notes Payable

Please refer to the audited consolidated financial statements consisting of the Company's consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Six Months Ended September 30, 2003 and 2002 (Unaudited)

3.  Notes Payable (continued)

During the six months ended September 30, 2003, the Company issued $170,000 of convertible notes payable. In connection with the notes, the Company issued detachable warrants to purchase 340,000 shares of the Company's restricted common stock. The Company issued 340,000 shares of common stock during the period ended September 30, 2003 in exchange for these warrants which were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

During the six months ended September 30, 2003, the Company recorded a discount on convertible notes payable for $130,000 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes. The value of the warrants was $76,508 based on the Company's calculation under the Black-Scholes option pricing model and was allocated to the note proceeds as a part of the discount on notes payable.

In June 2003, note holders holding approximately $753,000 of the Company's notes payable voluntarily elected to convert their principal into the Company's common stock. 1,506,000 shares of common stock were issued for this principal conversion. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 as interest expense during the period ended September 30, 2003.

4.  Equity Transactions

During the period ended September 30, 2003, 4,732,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

During the six month period ended September 30, 2003, the Company raised $403,368 pursuant to a stock purchase agreement in exchange for 1,605,000 shares of our restricted common stock issued in September, 2003.

During the six month period ended September 30, 2003 the Company issued 243,570 shares of its common stock for interest on notes payable.

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

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Six Months Ended September 30, 2003 and 2002 (Unaudited)


4.  Equity Transactions (continued)

In July 2003, three of the Company's officers and directors were issued an aggregate of 5,000,000 shares of Series A Voting Preferred Stock for the aggregate par value of the shares or $5,000.

On July 7, 2003, an amendment to the Company's Certificate of Incorporation increasing the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizing the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors was approved in a special shareholder meeting. The Company's financial statements at September 30, 2003 reflect this amendment to the Company's Certificate of Incorporation.

During the period ended September 30, 2003, 1,557,698 shares of the Company's common stock were issued for services valued at $856,076.

5. Equipment Purchases

In June 2003, the Company executed a purchase agreement with a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of the Company's Common Stock. The agreement relating to this equipment purchase contains a true up adjustment provision, which requires us to issue additional shares of our common stock based upon the then prevailing market price such that the total value of our common stock equals $1,150,000 at adjustment dates of six and twelve months from closing date. During August 2003, the Company made the $50,000 cash payment and issued 1,150,000 shares of our Common Stock to the J. Bently Companies, Inc. shareholders which are classified as transportation equipment deposits in our financial statements until we are able to obtain a clear title to these assets.

In addition, the Company entered into a fleet owner agreement with the truckload carrier to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, the Company will pay to the truckload carrier 67% of gross freight revenues as compensation for the movement of its freight. In addition, the Company agreed to pay the maximum lease payment for purchased transportation of 67% of gross revenues plus 2% of gross revenues as a commission. During the period ended September 30, 2003, the Company advanced J. Bently Companies, Inc. $355,758 which will be deducted from future purchased transportation and commission payments.

6. Employment Agreements

In July 2003, the Company entered into a three year employment agreement with its Chief

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Six Months Ended September 30, 2003 and 2002 (Unaudited)

6. Employment Agreements (continued)

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

In September 2003, the Company through its XRG Logistics, Inc. wholly owned subsidiary entered into a five year employment agreement the President of XRG Logistics. Under this agreement, he is entitled to an annual base salary of not less than $96,000 and is entitled to additional bonus compensation as determined by the Company's board of directors or Compensation Committee. Such bonuses may be paid in cash or issued in shares of the Company's Common Stock on such terms as approved by the board of directors. He is entitled to an automobile allowance of $500 per month during the term of his agreement. He has agreed not to compete with the Company during the term of this agreement and for a period of five (5) years after termination of this agreement.

6. Acquisition

On August 20, 2003, the Company entered into a Stock Purchase Agreement with R&R Express Intermodal, Inc., a Pittsburgh, Pennsylvania intermodal truckload carrier. This agreement is subject to certain terms and conditions and will close when certain pre-closing conditions are met by both XRG and R&R Express Intermodal, Inc. The Agreement is for the purchase of 100% of R&R Express Intermodal's common stock in a stock-for-stock transaction. R&R Express Intermodal, Inc. provides truck transportation for container freight from either a railroad yard or a port, to the freight's destination. The Company issued 200,000 shares for a deposit on the acquisition of R&R Express Intermodal, Inc. and is classified as a deposit until the Company can close on the acquisition.

                           XRG, Inc. and Subsidiaries

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.

GENERAL

Our business plan focuses on acquiring and operating both asset and non-asset based truck-load carriers in the contiguous 48 states. In June 2003, we executed a purchase agreement with J. Bently Companies, Inc., a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of XRG common stock with registration rights. An additional 2,200,000 shares of our common stock will be escrowed as collateral for the equipment loans. The agreement relating to this equipment purchase contains a true up adjustment provision, which requires us to issue additional shares of our common stock based upon the then prevailing market price such that the total value of our common stock equals $1,150,000 at adjustment dates of six and twelve months from the closing date. In addition, In May 2003, we entered into a fleet owner agreement with J. Bently Companies, Inc. to manage the utilization of these purchased assets for a two-year period. Pursuant to the terms of this agreement, XRG will pay to J. Bently Companies, Inc. 67% of gross freight revenues as compensation for the movement of our freight. During August 2003, we made the $50,000 cash payment and issued 1,150,000 shares of our Common Stock to the J. Bently Companies, Inc. shareholders which are classified as a transportation equipment deposit in our financial statements until we are able to obtain a clear title to these assets.

On August 30, 2003, we entered into an Independent Contractor Agreement with J. Bently under our wholly owned subsidiary XRG Logistics, Inc. in which we pay a commission of 2% of gross revenue to J. Bently for shipper customers. On September 1, 2003, we began operating pursuant to the Fleet Owner and
Independent Contractor Agreements under our wholly owned subsidiary XRG Logistics, Inc. During the period ended September 30, 2003, the Company advanced
J. Bently Companies, Inc. $355,758 which will be deducted from future purchased transportation and commission payments. During the period from September 1, 2003 until September 30, 2003 we generated approximately $300,000 in revenues in this subsidiary.

                           XRG, Inc. and Subsidiaries

On August 20, 2003, we entered into a Stock Purchase Agreement with R&R Express Intermodal, Inc., a Pittsburgh, Pennsylvania intermodal truckload carrier. This agreement is subject to certain terms and conditions and will close when certain pre-closing conditions are met by both XRG and R&R Express Intermodal, Inc. The Agreement is for the purchase of 100% of R&R Express Intermodal's common stock in a stock-for-stock transaction. R&R Express Intermodal, Inc. provides truck transportation for container freight from either a railroad yard or a port, to the freight's destination. This type of carrier operates in a sector that management views as becoming increasingly important in the truckload industry. During the six month period ended September 30, 2003, we issued 200,000 shares for a deposit on the acquisition of R&R Express Intermodal, Inc.

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

To continue to implement the initial stages of our business plan, which we view as completing three trucking company acquisitions, we estimate that we will require an additional $1 million capital infusion. We plan on raising this capital through either debt or equity financing, however, there is no assurance that we will be able to obtain financing on favorable terms to complete these acquisitions and successfully implement our business plan.

                           XRG, Inc. and Subsidiaries

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

XRG generated $298,225 in revenues during the three-month period ended September 30, 2003 as compared to $230,702 during the same period ended September 30, 2002. Our revenues during the period ended September 30, 2003 are attributable to the truckload carrier operations of our XRG Logistics, Inc. subsidiary pursuant to a Fleet Owner Agreement with J. Bently Companies, Inc. Net revenues were recorded by XRG based upon J. Bently Companies, Inc.'s gross revenues of $903,713 for the month of September, 2003.

Related  expenses  were  $22,970 and  $233,850  resulting  in a gross  margin of
$275,255 and ($3,148) during the periods September 30, 2003 and 2002, respectively. Related expenses during the three months ended September 30, 2003 were primarily commission expenses related to our Independent Contractor Agreement with J. Bently Companies, Inc. Our gross margin increased substantially from the period ended September 30, 2002 to the same period of 2003 as a result of our Fleet Owner Agreement with J. Bently Companies, Inc. executed during the period ended September 30, 2003.

For the three-month period ended September 30, 2003, total selling, general and administrative expenses were $1,063,135 as compared to $122,464 for the previous three-month period, an increase of $940,671 or 768%. This increase is primarily the result of shares issued for services valued at approximately $857,000 during the three months ended September 30, 2003.

Interest expense for the three-month period ended September 30, 2003 and 2002 was $154,969 and $24,883, respectively. Interest expense increased $130,086 or 522% from September 30, 2002 to 2003 as a result of higher notes payable during 2003.

We had a net loss of $942,849 for the three-month period ended September 30, 2003 as compared to a loss of $150,495 for the three-month period ended September 30, 2002. This increase in our operating loss over that of the three-month period ended September 30, 2002 is the result of an increase in consulting services paid with our common stock, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

The loss per share was $0.05 for the three-month period ended September 30, 2003 compared to a loss per share of $0.02 for the three-month period end September 30, 2002. The weighted average shares outstanding for the three-month period ended September 30, 2003 was 17,435,202 as compared to 9,262,912 for the three-month period ended September 30, 2002.

Six months ended September 30, 2003 compared to six months ended September 30, 2002

XRG generated $298,225 in revenues during the six-month period ended September 30, 2003 as compared to $455,650 during the same period ended September 30, 2002. Our revenues during the period ended September 30, 2003 are attributable to the truckload carrier operations of our XRG Logistics, Inc. subsidiary pursuant to a Fleet Owner Agreement with J. Bently Companies, Inc. Net revenues were recorded by XRG based upon J. Bently Companies, Inc.'s gross revenues of $903,713 for the month of September, 2003.

Related  expenses  were  $22,970 and  $483,483  resulting  in a gross  margin of
$275,255  and  ($27,833)  during  the  periods  September  30,  2003  and  2002, respectively. Related expenses during the six months ended September 30, 2003 were primarily commission expenses related to our Independent Contractor Agreement with J. Bently Companies, Inc. Our gross margin increased substantially from the period ended September 30, 2002 to the same period of 2003 as a result of our Fleet Owner Agreement with J. Bently Companies, Inc. executed during the period ended September 30, 2003.

                           XRG, Inc. and Subsidiaries

For the six-month period ended September 30, 2003, total selling, general and administrative expenses were $1,225,625 as compared to $195,482 for the previous six-month period, an increase of $1,030,143 or 527%. This increase is primarily the result of shares issued for services valued at approximately $857,000 during the six months ended September 30, 2003.

Interest expense for the six-month period ended September 30, 2003 and 2002 was $620,740 and $46,895, respectively. Interest expense increased $573,845 or 1223% from September 30, 2002 to 2003 as a result of higher notes payable during 2003 and amortization of the discount and beneficial conversion feature of these notes.

We had a net loss of $1,571,110 for the six-month period ended September 30, 2003 as compared to a loss of $270,210 for the six-month period ended September 30, 2002. This increase in our operating loss over that of the six-month period ended September 30, 2002 is the result of an increase in consulting services paid with our common stock, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

The loss per share was $.11 for the six-month period ended September 30, 2003 compared to a loss per share of $.03 for the six-month period ended September 30, 2002. The weighted average shares outstanding for the six-month period ended September 30, 2003 was 13,865,017 as compared to 9,262,912 for the six-month period ended September 30, 2002.

Liquidity and Capital Resources

To date, we have funded our capital requirements and our business operations with funds provided by borrowings and equity investments. We have raised $1,393,120 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates until November 2004 and are unsecured. None of these notes individually exceed $100,000. XRG, Inc. is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 4,732,000 shares of common stock were granted to these note-holders. During the period ended September 30, 2003, 4,732,000 shares of the Company's common stock were issued in exchange for the these warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes. In addition, during June 2003, approximately $753,000 of these notes were voluntarily converted to our common stock at a price of $.50 per common share.

During the six months ended September 30, 2003, the Company issued $170,000 of convertible notes payable. In connection with the notes, the Company issued detachable warrants to purchase 340,000 shares of the Company's restricted common stock. During the period ended September 30, 2003, 340,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

During the period ended September 30, 2003, we raised an additional $403,368 pursuant to a stock purchase agreement in exchange for 1,605,000 shares of our restricted common stock.

                           XRG, Inc. and Subsidiaries

For the period ended September 30, 2003 we used $101,303 in cash used by operating activities as compared to $283,347 in the similar period ended September 30, 2002. Investing activities for the present period included equipment deposits of $51,305. Financing activities for the period ended September 30, 2003 provided $205,660 from the issuance of notes payable and the issuance of preferred stock. For the period ended September 30, 2003, cash increased $16,563 as compared to $315,179 in the prior year.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at September 30, 2003 of $69,615 and working capital of $173,903. We believe that our access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $70,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing

                           XRG, Inc. and Subsidiaries

the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. However, in connection with our ongoing evaluation of internal controls over financial reporting, certain internal control matters were noted that require corrective actions. Although we do not consider any existing deficiencies in our current controls and procedures to be material, we are currently improving accounting controls and procedures. Specifically, we plan to implement a new accounting system within the next 12 months, which will place all of our accounting data under one operating platform, which should substantially eliminate the need for adjusting journal entries and reconciliations in connection with the preparation of our financial statements. Furthermore, we plan to integrate our accounting software platforms with our trucking logistics software so that such information may be more efficiently compiled. We expect to complete the implementation of such improvements in our controls and procedures prior to our first fiscal year ending on or after April 15, 2005, which is currently the initial year of implementation of new Item 308 of Regulation SK regarding internal control over financial reporting.


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

         In July, 2003, a legal action was filed in Hillsborough County, Florida, against the Company by the landlord of our current office space in Tampa, Florida. This legal action was for eviction and unpaid rent. A judgment was rendered against the Company and the Company subsequently paid the amount of the judgment in full in October 2003. A satisfaction of judgment has been entered in the case.

                           XRG, Inc. and Subsidiaries


Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

         During the three month period ended September 30, 2003, the Company raised $403,368 pursuant to a stock purchase agreement in exchange for 1,605,000 shares of our restricted common stock. We relied upon Section 4(2) for the issuance of these securities.

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

         In July 2003, Donald G. Huggins, Jr., Kevin Brennan, and Stephen Couture each purchased 1,666,666.66 shares for an aggregate of 5,000,000 shares of Series A Voting Preferred Stock. These officers and directors subscribed to purchase these shares of Series A Voting Preferred Stock for the aggregate par value of the shares or $5,000.

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

         In September 2003, we entered into an employment agreement with Stanley Shadden, the President of XRG Logistics, Inc., our wholly owned subsidiary.

                           XRG, Inc. and Subsidiaries

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          Exhibit 99.1 is the certification of the CEO and the CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud
          Bill), which was signed into law on July 30, 2002 by President George Bush.

          Exhibit 10.1 is the Employment Agreement with Stanley Shadden.

          Exhibit 10.2 is the Independent Contractor Agreement between XRG Logistics, Inc. and J. Bently Companies, Inc. dated August 30, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             XRG, Inc.

Dated:   11/21/2003

                                             /s/ Kevin Brennan
                                             -----------------------------------
                                             Kevin Brennan
                                             President & CEO

                                             /s/ Stephen Couture
                                             -----------------------------------
                                             Stephen Couture
                                             Vice President, Finance & CFO