Form 10QSB
period 2003-12-31
XRG INC
filed 2004-02-23
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2003
                                    -----------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of February 13, 2004 was 22,334,044.

         Transitional Small Business Disclosure Format:

Yes       No  X
     ---     ---

                           XRG, Inc. and Subsidiaries


                                      Index



                                                                            Page
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           December 31, 2003................................................  1

         Statements of Operations -
           Three and nine months ended December 31, 2003 and 2002...........  2

         Statements of Changes in Stockholders' Deficit -
           Nine months ended December 31, 2003..............................  3

         Statements of Cash Flows -
           Three and nine months ended December 31, 2003 and 2002...........  4

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 11

Item 3.  Controls & Procedures.............................................. 17

Part II - Other Information

Item 1. Legal Proceedings................................................... 17

Item 2. Change in Securities and Use of Proceeds............................ 18

Item 3. Defaults Upon Senior Securities..................................... 18

Item 5. Other Information................................................... 19

Item 6. Exhibits and Reports on Form 8-K.................................... 19

Signatures.................................................................. 20


                                   XRG, Inc. and Subsidiaries
                                   Consolidated Balance Sheet
                                       December 31, 2003
                                           (unaudited)
Assets
Current assets:
   Accounts receivable                                                                    66,408
                                                                                -----------------
Total current assets                                                                      66,408

Equipment, net of accumulated depreciation                                                50,942

Advances to J. Bently Companies, Inc.                                                  1,142,653

Transportation equipment deposits                                                      1,200,000
Investment in R&R Intermodal                                                             200,000
                                                                                -----------------
                                                                                       1,400,000

                                                                             $         2,660,003
                                                                                =================


Liabilities and Stockholders' Equity

Current liabilities:
   Bank overdraft                                                                        191,084
   Current portion of long term debt                                                     150,000
   Accounts payable including related party payables of $81,710                          103,000
   Accrued expenses                                                                       44,945
   Factorer line of credit                                                                59,094
   Related party advances                                                                 70,126
                                                                                -----------------
Total current liabilities                                                                618,249
                                                                                -----------------

Long-term liabilities:
   Convertible notes payable; net of unamortized discount
     of  $18,819                                                                         461,181
                                                                                -----------------
Total long-term liabilities                                                              461,181
                                                                                -----------------

                                                                                -----------------
Total liabilities                                                                      1,079,430
                                                                                -----------------

Stockholders' equity:
   Series A Preferred stock; $.001 par value; 5,000,000 shares authorized;
     5,000,000 shares issued and outstanding                                               5,000
   Preferred stock; $.001 par value; 45,000,000 shares authorized;
     0 shares issued and outstanding
   Common stock; $.001 par value; 100,000,000 shares authorized;
     22,434,044 shares issued and 22,334,044 outstanding                                  22,434
   Common stock payable                                                                   80,000
   Additional paid-in capital                                                         19,602,690
   Stock subscription receivable                                                          (5,000)
   Accumulated deficit for unrelated dormant operations                              (15,405,274)
   Accumulated deficit                                                                (2,619,277)
   Treasury stock at cost                                                               (100,000)
                                                                                -----------------
Total stockholders' equity                                                             1,580,573
                                                                                -----------------

                                                                             $         2,660,003
                                                                                =================


The accompanying notes are an integral part of the consolidated financial statements.



                                                        XRG, Inc. and Subsidiaries
                                                   Consolidated Statements of Operations
                                                               (unaudited)


                                              Three Months Ended December 31,           Nine Months Ended December 31,
                                            -------------------------------------     ------------------------------------
                                                  2003                  2002               2003                  2002
                                            ---------------       ---------------     --------------        --------------
Revenues                                   $        908,066      $        214,624    $     1,206,291       $       670,274

Cost of operations                                  228,130               265,427            251,100               748,910
                                            ---------------       ---------------     --------------        --------------

Gross profit (loss)                                 679,935               (50,803)           955,190               (78,636)

Selling, general and administrative
      expenses                                      281,921               181,980          1,507,546               377,463
                                            ---------------       ---------------     --------------        --------------

                                                    398,014              (232,783)          (552,356)             (456,099)

      Interest expense                             (153,799)              (26,915)          (774,539)              (73,811)
                                            ---------------       ---------------     --------------        --------------

Net income (loss)                          $        244,215      $       (259,698)   $    (1,326,895)      $      (529,910)
                                            ===============       ===============     ==============        ==============

Basic income (loss) per share              $           0.01      $          (0.03)   $         (0.08)      $         (0.06)
                                            ===============       ===============     ==============        ==============

Diluted income (loss) per share            $           0.01      $          (0.03)   $         (0.08)      $         (0.06)
                                            ===============       ===============     ==============        ==============

Shares used in computing income (loss) per share:

Basic                                            22,207,087             9,262,912         16,655,819             9,262,912
                                            ===============       ===============     ==============        ==============

Diluted                                          23,302,464             9,262,912         16,655,819             9,262,912
                                            ===============       ===============     ==============        ==============


The accompanying notes are an integral part of the consolidated financial statements.


                                                    XRG, Inc. and Subsidiaries
                                    Consolidated Statements of Changes in Stockholders' Equity

                                               Nine Months Ended December 31, 2003
                                                         (unaudited)




                                              Common Stock                                                         Preferred Stock
                                         ----------------------      Common        Treasury         Stock      ---------------------
                                          Number of                  Stock          Stock        Subscription    Number of
                                           Shares        Amount     Payable                       Receivable      Shares     Amount
                                         -----------   -----------------------   ------------   -------------- -----------  --------
Balance, March 31, 2003                  10,649,776  $  10,650  $      57,648  $           -  $           -             - $       -

XRG, Inc. preferred stock issued                                                                     (5,000)    5,000,000     5,000

XRG, Inc. stock issued for
   note conversion                        1,506,000      1,506

XRG, Inc. stock issued                      243,570        243        (57,648)
   for interest

XRG, Inc. stock issued for
   cash                                   1,845,000      1,845

XRG, Inc. stock to be issued for
   cash                                           -          -         80,000

XRG, Inc. stock issued for warrant        4,732,000      4,732
   conversion

XRG, Inc. stock issued for options          550,000        550
   exercised at $.001

XRG, Inc. stock issued for deposit        1,150,000      1,150
   on transportation equipment

XRG, Inc. stock issued for acquisition      200,000        200

XRG, Inc. stock retired to Treasury                                                 (100,000)

XRG, Inc. stock issued
   for services at $.55                   1,557,698      1,558              -              -              -             -         -

Beneficial conversion feature
   of convertible debt

Net loss for the period                           -          -              -              -              -             -         -
                                         -----------   --------   ------------   -----------    -----------   ------------  --------
Balance, December 31, 2003               22,434,044  $  22,434  $      80,000  $    (100,000) $      (5,000)    5,000,000 $   5,000
                                         ===========   ========   ============   ============   ============  ============  ========



                     Accumulated
                     Deficit for
     Additional      Unrelated
      Paid-in        Dormant      Accumulated
      Capital        Operations     Deficit          Total
    ------------   ------------  -------------   ------------
  $  15,652,648  $ (15,405,274) $ (1,292,382) $    (976,710)

                                                          -


        751,494                                     753,000

         57,405                                           -



        461,523                                     463,368


              -                                      80,000

         (4,732)                                          -


              -                                         550


      1,148,850                                   1,150,000


        199,800                                     200,000

                                                   (100,000)


        854,518              -             -        856,076

        481,184                                     481,184

             -              -     (1,326,895)    (1,326,895)
    ------------   ------------   -----------   ------------
  $  19,602,690  $ (15,405,274) $ (2,619,277) $   1,580,573
    ============   ============   ===========   ============


The accompanying notes are an intregral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                Nine Months Ended December 31,
                                                                             --------------------------------------
                                                                                   2003                 2002
                                                                             -----------------    -----------------

Operating activities
       Net loss                                                                  $ (1,326,895)          $ (529,910)
                                                                             -----------------    -----------------

       Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization                                             10,249                3,635
             Common stock issued for services                                         856,076                    -
             Amortization of discount on convertible notes                            676,008                    -
             (Increase) decrease in:
               Accounts receivable                                                    (66,408)                 499
               Prepaid expenses                                                             -                    -
             Increase (decrease) in:
               Accounts payable                                                        46,278               (5,838)
               Accrued expenses                                                         9,491               29,257
                                                                             -----------------    -----------------
         Total adjustments                                                          1,531,694               27,553
                                                                             -----------------    -----------------

                                                                             -----------------    -----------------
         Net cash provided (used) by operating activities                             204,799             (502,357)
                                                                             -----------------    -----------------


Investing activities
       Purchase of equipment                                                           (1,305)             (37,647)
       Deposit on purchase of transportation equipment                                (50,000)                   -
                                                                             -----------------    -----------------
       Net cash used by investing activities                                          (51,305)             (37,647)
                                                                             -----------------    -----------------

Financing activities
       Bank overdraft                                                                 191,084
       Factoring line of credit                                                        59,094
       Increase in advances to J. Bently Companies, Inc.                           (1,142,653)                   -
       Net (payments) borrowings on stockholder
           advances                                                                    38,500                    -
       Proceeds from common stock issued and options exercised                        463,918                    -
       Proceeds from common stock to be issued                                         80,000
       Proceeds from issuance of notes payable                                        270,000              283,000
       Principal payments on notes payable                                            (30,000)             (25,000)
       Payment for treasury stock                                                    (100,000)                   -
                                                                             -----------------    -----------------
       Net cash provided (used) by financing activities                              (170,057)             258,000
                                                                             -----------------    -----------------

       Net increase (decrease) in cash                                                (16,563)            (282,004)

       Cash at beginning of period                                                     16,563              315,179
                                                                             -----------------    -----------------

       Cash at end of period                                                              $ 0             $ 33,175
                                                                             =================    =================


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries


           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                      2003              2002
                                                   -----------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest    $64,139           $40,448
                                                   =============================


        During the nine months ended December 31, 2003, the Company recorded a discount on convertible notes payable of $143,984 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes.

        During the period ended December 31, 2003, the Company entered into agreements with note holders to convert $753,000 in notes payable into 1,506,000 shares of common stock. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. These shares were issued in September, 2003. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 for the period ended December 31, 2003.

        During the period ended December 31, 2003, 4,732,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

        The Company issued 1,150,000 shares of common stock for deposits on transportation equipment purchased from J. Bently Companies, Inc.

        The Company issued 200,000 shares for a deposit on the acquisition of R&R Express Intermodal, Inc. In December 2003, the Company modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to purchase 100,000 of these shares for $100,000 which is reflected as treasury stock at cost.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Nine Months Ended December 31, 2003 and 2002 (Unaudited)

1.      Condensed Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended December 31, 2003 and 2002, (b) the financial position at December 31, 2003, and (c) cash flows for the nine-month periods ended December 31, 2003 and 2002, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2003. The results of operations for the nine-month periods ended December 31, 2003 and 2002 are not necessarily indicative of those to be expected for the entire year.

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

2.      Per Share Calculations

Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three and nine months ended December 31, 2003 and 2002. The basic weighted average shares outstanding for the three and nine months ended December 31, 2003 was 22,207,087 and 16,655,819 as compared to 9,262,912 for the three and nine months ended December 31, 2002. The diluted weighted average shares outstanding for the three and nine months ended December 31, 2003 was 23,302,464 and 16,655,819 as compared to 9,262,912 for the three and nine months ended December 31, 2002.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Nine Months Ended December 31, 2003 and 2002 (Unaudited)

3.      Notes Payable

Please refer to the audited consolidated financial statements consisting of the Company's consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.

During the nine months ended December 31, 2003, the Company issued $170,000 of convertible notes payable. In connection with the notes, the Company issued detachable warrants to purchase 340,000 shares of the Company's restricted common stock. The Company issued 340,000 shares of common stock during the period ended December 31, 2003 in exchange for these warrants which were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

During the nine months ended December 31, 2003, the Company issued a $100,000 convertible note to one individual with a conversion price of $.42 per share. In connection with this note, the Company issued detachable warrants to purchase 100,000 shares of the Company's restricted common stock at a exercise price of $.42 per share.

During the nine months ended December 31, 2003, the Company recorded a discount on convertible notes payable for $143,984 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes. The value of the warrants was $90,492 based on the Company's calculation under the Black-Scholes option pricing model and was allocated to the note proceeds as a part of the discount on notes payable.

In June 2003, note holders holding approximately $753,000 of the Company's notes payable voluntarily elected to convert their principal into the Company's common stock. 1,506,000 shares of common stock were issued for this principal conversion. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 as interest expense during the period ended December 31, 2003.

4.  Equity Transactions

During the period ended December 31, 2003, 4,732,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

During the nine month period ended December 31, 2003, the Company raised $463,368 pursuant to a stock purchase agreement in exchange for 1,845,000 shares of its restricted common stock. In addition, the Company received $80,000 to issue 320,000 shares of the Company's common stock. These shares were not issued by December 31, 2003 and the $80,000 was recorded as a common stock payable.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Nine Months Ended December 31, 2003 and 2002 (Unaudited)

4.  Equity Transactions (continued)

During the nine month period ended December 31, 2003 the Company issued 243,570 shares of its common stock for interest on notes payable.

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

On July 7, 2003, an amendment to the Company's Certificate of Incorporation increasing the authorized number of common shares from 15,000,000 to 100,000,000, par value $.001 and authorizing the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors was approved in a special shareholder meeting. The Company's financial statements at December 31, 2003 reflect this amendment to the Company's Certificate of Incorporation.

During the period ended December 31, 2003, the Company purchased 100,000 shares of its common stock for $100,000 pursuant to the Stock Purchase Agreement Addendum between the Company and R&R Express Intermodal, Inc. dated January 1, 2004. These shares are classified as treasury stock at cost in the Company's financial statements.

During the period ended December 31, 2003, 1,557,698 shares of the Company's common stock were issued for services valued at $856,076.

5. Equipment Purchases

In June 2003, the Company executed a purchase agreement with a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of the Company's Common Stock. The agreement relating to this equipment purchase contains a true up adjustment provision, which requires us to issue additional shares of our common stock based upon the then prevailing market price such that the total value of our common stock equals $1,150,000 at adjustment dates of six and twelve months from closing date. During August 2003, the Company made the $50,000

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Nine Months Ended December 31, 2003 and 2002 (Unaudited)

5. Equipment Purchases(continued)

cash payment and issued 1,150,000 shares of our Common Stock to the J. Bently Companies, Inc. shareholders which are classified as transportation equipment deposits in our financial statements until we are able to obtain a clear title to these assets.

In addition, the Company entered into a fleet owner agreement with the truckload carrier to manage the utilization of these purchased assets for a two year period. Pursuant to the terms of this agreement, the Company will pay to the truckload carrier 67% of gross freight revenues as compensation for the movement of its freight. In addition, the Company agreed to pay the maximum lease payment for purchased transportation of 67% of gross revenues plus 2% of gross revenues as a commission. During the period ended December 31, 2003, the Company advanced
J. Bently Companies, Inc. $1,142,653 which will be deducted from future purchased transportation, commission payments, and common stock issued to the truckload carrier's principal shareholder. The Company is in the process of negotiating with J. Bently Companies, Inc. to settle these advances. Management does not believe that the settlement will have a material effect on the Company.

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

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

       Three and Nine Months Ended December 31, 2003 and 2002 (Unaudited)

7. Acquisition

On August 20, 2003, the Company entered into a Stock Purchase Agreement with R&R Express Intermodal, Inc., a Pittsburgh, Pennsylvania intermodal truckload carrier. On January 1, 2004, the Company modified the original Stock Purchase Agreement and closed on the purchase of 100% of R&R Express Intermodal's common stock. The Company had previously issued 200,000 shares of common stock to R&R Express Intermodal, Inc.'s shareholders. During December 2003, 100,000 of the 200,000 previously issued shares were returned to treasury. R&R Express Intermodal, Inc. provides truck transportation for container freight from either a railroad yard or a port, to the freight's destination. This transaction is classified as a deposit on the acquisition of R&R Express Intermodal, Inc. in the Company's financial statements for the period ended December 31, 2003.

8. Subsequent Events

During December 2003, the Company entered into a short-term bridge loan with The Fortuis Foundation Fund, L.P. for an aggregate of up to $550,000 through the issuance of loan notes. The note term is for three months, renewable for three additional periods commencing with the end of the first term and bears interest at a rate of 12% per annum and is secured by a lien on the Company's equipment, property and fixtures. Funds will be utilized primarily for completing acquisitions and general working capital purposes. As of February 20, 2004, the first advance of $350,000 under this loan did not clear the Company's bank which has resulted in an overdraft balance in the Company's cash account. This overdraft should be satisfied once the Company receives cleared funds which it expects in the near future.

On January 9, 2004, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission, for the purpose of registering under the Securities Act of 1933, as amended, an aggregate of 3,000,000 shares of the authorized common stock, par value $.001 per share, which may be issued or acquired pursuant to the XRG, Inc. Nonqualified Stock Option Plan.

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


GENERAL

Our business plan focuses on acquiring and operating both asset and non-asset based truckload carriers in the contiguous 48 states. In June 2003, we executed a purchase agreement with J. Bently Companies, Inc., a truckload carrier in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets is approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of XRG common stock with registration rights. An additional 2,200,000 shares of our common stock will be escrowed as collateral for the equipment loans. The agreement relating to this equipment purchase contains a true up adjustment provision, which requires us to issue additional shares of our common stock based upon the then prevailing market price such that the total value of our common stock equals $1,150,000 at adjustment dates of six and twelve months from the closing date. In addition, In May 2003, we entered into a fleet owner agreement with J. Bently Companies, Inc. to manage the utilization of these purchased assets for a two-year period. Pursuant to the terms of this agreement, XRG will pay to J. Bently Companies, Inc. 67% of gross freight revenues as compensation for the movement of freight. During August 2003, we made the $50,000 cash payment and issued 1,150,000 shares of our Common Stock to the J. Bently Companies, Inc. shareholders which are classified as a transportation equipment deposit in our financial statements until we are able to obtain a clear title to these assets.

On August 30, 2003, we entered into an Independent Contractor Agreement with J. Bently under our wholly owned subsidiary XRG Logistics, Inc. in which we pay a commission of 2% of gross revenue to J. Bently for shipper customers. On September 1, 2003, we began operating pursuant to the Fleet Owner and Independent Contractor Agreements under our wholly owned subsidiary XRG

Logistics, Inc. During the period ended December 31, 2003, the Company advanced
J. Bently Companies, Inc. $1,142,653 that will be deducted from future purchased transportation, commission payments, and common stock issued to the truckload carrier's principal shareholder. The Company is in the process of negotiating with J. Bently Companies, Inc. to settle these advances. Management does not believe that the settlement will have a material effect on the Company. During the period from September 1, 2003 until December 31, 2003 we generated approximately $1,200,000 in revenues in this subsidiary.

On August 20, 2003, we entered into a Stock Purchase Agreement with R&R Express Intermodal, Inc., a Pittsburgh, Pennsylvania intermodal truckload carrier. On January 1, 2004, we modified the original Stock Purchase Agreement and fulfilled the closing conditions of the Definitive Stock Purchase Agreement Addendum and completed this acquisition. Under the terms of the acquisition, the Pittsburgh, Pennsylvania based intermodal carrier will become a wholly owned subsidiary of XRG, Inc.

In accordance with the terms of the Stock Purchase Agreement, the originally announced stock-for-stock transaction was modified to $100,000 in cash and 100,000 shares of our common stock pursuant to the Stock Purchase Agreement Addendum dated January 1, 2004. R&R Express Intermodal, Inc. provides truck transportation for container freight from either a railroad yard or a port, to the freight's destination. This type of carrier operates in a sector that management views as becoming increasingly important in the truckload industry.

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

To continue to implement the initial stages of our business plan, which we view as completing four truckload carrier acquisitions, we estimate that we will require an additional $1 million capital infusion. We plan on raising this capital through either debt or equity financing, however, there is no assurance that we will be able to obtain financing on favorable terms to complete these acquisitions and successfully implement our business plan.

RESULTS OF OPERATIONS

Three months ended December 31, 2003 compared to three months ended December 31, 2002

XRG generated $908,066 in revenues during the three-month period ended December 31, 2003 as compared to $214,624 during the same period ended December 31, 2002. Our revenues during the period ended December 31, 2003 are attributable to the truckload carrier operations of our XRG Logistics, Inc. subsidiary pursuant to a Fleet Owner Agreement with J. Bently Companies, Inc. Net revenues were recorded by XRG based upon J. Bently Companies, Inc.'s gross revenues of approximately $2.6 million for the quarter ended December 31, 2003.

Related expenses were $228,130 and $265,427 resulting in a gross margin of $679,935 and ($50,803) during the periods December 31, 2003 and 2002, respectively. Related expenses during the three months ended December 31, 2003 were primarily payroll expenses of $148,697 incurred in our XRG Logistics, Inc. subsidiary. In addition, XRG Logistics, Inc. incurred $52,338 in commissions related to our Independent Contractor Agreement with J. Bently Companies, Inc. Our gross margin increased substantially from the period ended December 31, 2002 to the same period of 2003 as a result of our Fleet Owner Agreement with J. Bently Companies, Inc. executed in August 2003.

For the three-month period ended December 31, 2003, total selling, general and administrative expenses were $281,921 as compared to $181,980 for the previous three-month period, an increase of $99,941 or 55%. This increase is primarily the result of the addition of general and administrative costs associated with our XRG Logistics, Inc. subsidiary during the three months ended December 31, 2003.

Interest expense for the three-month period ended December 31, 2003 and 2002 was $153,799 and $26,915, respectively. Interest expense increased $126,884 or 471% from December 31, 2002 to 2003 as a result of a small increase in notes payable during 2003 and $124,210 of amortization relating to the discount on notes payable during the current period.

We had net income of $244,215 for the three-month period ended December 31, 2003 as compared to a loss of $259,698 for the three-month period ended December 31, 2002. This increase in our operating income over that of the three-month period ended December 31, 2002 is the result of the contribution from our XRG Logistics, Inc. subsidiary.

The basic income per share was $0.01 for the three-month period ended December 31, 2003 compared to a basic loss per share of $0.03 for the three-month period end December 31, 2002. The basic weighted average shares outstanding for the three-month period ended December 31, 2003 was 22,207,087 as compared to 9,262,912 for the three-month period ended December 31, 2002. The diluted income per share was $0.01 for the three-month period ended December 31, 2003 compared to a basic loss per share of $0.03 for the three-month period end December 31, 2002. The diluted weighted average shares outstanding for the three-month period ended December 31, 2003 was 23,302,464 as compared to 9,262,912 for the three-month period ended December 31, 2002.

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

XRG generated $1,206,291 in revenues during the nine-month period ended December 31, 2003 as compared to $670,274 during the same period ended December 31, 2002. Our revenues during the period ended December 31, 2003 are attributable to the truckload carrier operations of our XRG Logistics, Inc. subsidiary pursuant to a Fleet Owner Agreement with J. Bently Companies, Inc. Net revenues were recorded by XRG based upon J. Bently Companies, Inc.'s gross revenues of approximately $3.5 million for the nine-month period ended December 31, 2003.

Related expenses were $251,100 and $748,910 resulting in a gross margin of $955,190 and ($78,636) during the periods December 31, 2003 and 2002, respectively. Related expenses during the nine months ended December 31, 2003 were primarily payroll expenses of $148,697 incurred in our XRG Logistics, Inc. Subsidiary. In addition, XRG Logistics, Inc. incurred $70,259 in commissions related to our Independent Contractor Agreement with J. Bently Companies, Inc. Our gross margin increased substantially from the period ended December 31, 2002 to the same period of 2003 as a result of our Fleet Owner Agreement with J. Bently Companies, Inc. executed during August, 2003.

For the nine-month period ended December 31, 2003, total selling, general and administrative expenses were $1,507,546 as compared to $377,463 for the previous nine-month period, an increase of $1,130,083 or 299%. This increase is primarily the result of shares issued for services valued at approximately $856,000 during the nine months ended December 31, 2003.

Interest expense for the nine-month period ended December 31, 2003 and 2002 was $774,539 and $73,811, respectively. Interest expense increased $700,728 or 949% from December 31, 2002 to 2003 as a result of higher notes payable during 2003 and amortization of the discount and beneficial conversion feature of these notes.

We had a net loss of $1,326,895 for the nine-month period ended December 31, 2003 as compared to a loss of $529,910 for the nine-month period ended December 31, 2002. This increase in our operating loss over that of the nine-month period ended December 31, 2002 is the result of an increase in consulting services paid with our common stock, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

The basic loss per share was $.08 for the nine-month period ended December 31, 2003 compared to a basic loss per share of $.06 for the nine-month period ended December 31, 2002. The basic weighted average shares outstanding for the nine-month period ended December 31, 2003 was 16,655,819 as compared to 9,262,912 for the nine-month period ended December 31, 2002. The diluted loss per share was $.08 for the nine-month period ended December 31, 2003 compared to a diluted loss per share of $.06 for the nine-month period ended December 31, 2002. The diluted weighted average shares outstanding for the nine-month period ended December 31, 2003 was 16,665,819 as compared to 9,262,912 for the nine-month period ended December 31, 2002.

Liquidity and Capital Resources

To date, we have funded our capital requirements and our business operations with funds provided by borrowings and equity investments. We have raised $1,393,120 in the form of notes payable at various interest rates of 12.0% to 15.0%, payable quarterly. These notes mature at various dates until November 2004 and are unsecured. None of these notes individually exceed $100,000. XRG, Inc is the note issuer, and none of these note-holders are officers or directors of XRG. In connection with these notes, warrants to acquire 4,732,000 shares of common stock were granted to these note-holders. During the period ended December 31, 2003, 4,732,000 shares of the Company's common stock were issued in exchange for the these warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes. In addition, during June 2003, approximately $753,000 of these notes were voluntarily converted to our common stock at a price of $.50 per common share.

During the nine months ended December 31, 2003, the Company issued $170,000 of convertible notes payable. In connection with the notes, the Company issued detachable warrants to purchase 340,000 shares of the Company's restricted common stock. During the period ended December 31, 2003, 340,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.

During the nine months ended December 31, 2003, the Company issued a $100,000 convertible note to one individual. In connection with this note, the Company issued detachable warrants to purchase 100,000 shares of the Company's restricted common stock.

During the period ended December 31, 2003, we raised $463,368 pursuant to a stock purchase agreement in exchange for 1,845,000 shares of our restricted common stock. In addition, we received $80,000 to issue 320,000 shares of our common stock. These shares were not issued by December 31, 2003 and the $80,000 was recorded as a common stock payable.

During December 2003, we entered into a short-term bridge loan with The Fortuis Foundation Fund, L.P. for an aggregate of up to $550,000 through the issuance of loan notes. The note term is for three months, renewable for three additional periods commencing with the end of the first term and bears interest at a rate of 12% per annum and are secured by a lien on our equipment, property and fixtures. Funds will be utilized primarily for completing acquisitions and general working capital purposes. As of February 20, 2004, the first advance of $350,000 under this loan did not clear our bank which has resulted in an overdraft balance in our cash account. This overdraft should be satisfied once we receive cleared funds which we expect in the near future.

For the period ended December 31, 2003 we generated $204,799 in cash from operating activities as compared to $502,357 used in operating activities in the similar period ended December 31, 2002. Investing activities for the present period included equipment deposits of $50,000. Financing activities for the period ended December 31, 2003 used $170,057 from the repayment of notes payable and the advances to J. Bently Companies, Inc. For the period ended December 31, 2003, cash decreased $16,563 as compared to $282,004 in the same period of the prior year.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from fundings that will primarily include equity and debt placements. We had a cash balance at December 31, 2003 of $0 and negative working capital of $551,841. We believe that our access to capital will be sufficient to sustain our operations for at least 12 months. Our monthly cash "burn rate" is approximately $75,000 per month. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

We anticipate raising capital in the next twelve months from the issuance of convertible notes. We anticipate that capital raised from the issuance of convertible notes and working capital from completed truck-load carrier acquisitions, will sustain our operations over the next twelve months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

Seasonality

In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. Therefore, are revenues are affected by seasonal variations mostly during December.

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

         In May, 2003, a legal action was filed in Franklin County, Ohio, against the Company (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January, 2004, the court granted the Company's motion to dismiss the case for lack of proper jurisdiction in the State of Ohio.

         In July 2003, a legal action was filed in Hillsborough County, Florida, against the Company by the landlord of our current office space in Tampa, Florida. This legal action was for eviction and unpaid rent. A judgment was rendered against the Company and the Company subsequently paid the amount of the judgment in full in October 2003. A satisfaction of judgment has been entered in the case.

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

         During the period ended December 31, 2003, we raised $463,368 pursuant to a stock purchase agreement in exchange for 1,845,000 shares of our restricted common stock. In addition, we received $80,000 to issue



         320,000 shares of our common stock. These shares were not issued by December 31, 2003 and the $80,000 was recorded as a common stock payable. We relied on Section 4(2) for the issuance of these securities.

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

         In June 2003, the Board of Directors approved and adopted resolutions establishing and designating 5,000,000 shares of Series A Preferred Stock $.001 par value. The holders of Series A Preferred Stock are entitled to ten votes for each share held on all matters on which the holders of the Company's Common Stock are entitled to vote and shall vote together with the holders of Common Stock and not as a separate class or series. Series A Preferred Stock shall have no dividend, conversion, or redemption rights and no liquidation preferences.

         In July 2003, Donald G. Huggins, Jr., Kevin Brennan, and Stephen Couture each purchased 1,666,666.66 shares for an aggregate of 5,000,000 shares of Series A Voting Preferred Stock. These officers and directors purchased these shares of Series A Voting Preferred Stock for the aggregate par value of the shares or $5,000.

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

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None

Item 5.  Other Information
         -----------------

         In July 2003, we entered into an employment agreement with Neil Treitman, our Chief Operating Officer.

         In September 2003, we entered into an employment agreement with Stanley Shadden, the President of XRG Logistics, Inc., our wholly owned subsidiary.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibits

          Exhibit 10.1 Form of Loan Agreement between XRG, Inc and The Fortuis Foundation Fund, L.P. dated December 22, 2003.

          Exhibit 10.2 Form of Promissory Note between XRG, Inc and The Fortuis Foundation Fund, L.P. dated December 22, 2003.

          Exhibit 10.3 Form of Guaranty between the Officers and Directors of XRG, Inc. and The Fortuis Foundation Fund, L.P. dated December 22, 2003.

          Exhibit 11 is the  Statement  of  Computation  of Earnings  (Loss) Per
          Share

          Exhibit   31.1   Certification   pursuant   to  Section   302  of  the
          Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan.

          Exhibit   31.2   Certification   pursuant   to  Section   302  of  the
          Sarbanes-Oxley Act of 2002 signed by Stephen Couture.

          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan.

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Stephen Couture.

          (b) Reports on Form 8-K

          During the quarter ended December 31, 2003, the Company filed with, or
          furnished   to,  the   Securities   and   Exchange   Commission   (the
          "Commission") the following Current Reports on Form 8-K:

          Current Report on Form 8-K (Item 2 and Item 7) dated August 20, 2003 (filed with the Commission on February 9, 2004) reporting the acquisition of R&R Express Intermodal, Inc. on January 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         XRG, Inc.

Dated:   2/19/2004

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