Form 10KSB
period 2004-03-31
XRG INC
filed 2004-07-14
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended March 31, 2004


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from ______ to _______


                         Commission File Number 0-49659

                                    XRG, INC.
                                    ---------
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

     [   ] Yes [ X ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

     State  issuer's  revenues  for its most recent  fiscal year ended March 31,
2004........$4,682,277

     Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was $10,895,746.

     The number of shares outstanding of the registrant's common stock was 242,396,710 as of June 30, 2004.

     Transitional Small Business Disclosure Format (check one):

     Yes     No   X
        ----    ----

                               FORM 10-KSB - Index


                                     PART I


          Page

Item 1.           Business...................................................  1

Item 2.           Description of Property.................................... 12

Item 3.           Legal Proceedings.......................................... 12

Item 4.           Submission of Matters to a Vote of Security Holders........ 13


                                     PART II


Item 5.           Market Price of the Registrant's Securities and
                  Related Stockholder Matters................................ 13

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 15

Item 7.           Financial Statements and Supplementary Data................ 21

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................... 21

Item 8a.          Disclosure Controls and Procedures......................... 21

                                    PART III


Item  9.          Directors and Executive Officers of the Registrant......... 21

Item 10.          Executive Compensation..................................... 23

Item 11.          Security Ownership of Certain Beneficial Owners
                          and Management..................................... 25

Item 12.          Certain Relationships and Related Transactions............. 26

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K.......................... 27

Item 14.          Principal Accountants Fees and Services.................... 29


Signatures................................................................... 30

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


                                     PART I
                                     ------

ITEM 1.  BUSINESS


Introduction

         XRG, Inc. is a Delaware Corporation founded in November 2000 that is concentrating on the acquisition, consolidation, and operation of short and long haul truckload carriers. Our acquisition strategy targets both asset and non-asset based truckload carriers in the contiguous 48 states.

         We believe that we have identified a significant opportunity to consolidate profitable, established medium-sized truckload carriers that have developed long-term customer relationships. We seek carriers that possess strong market positions, sound management and a commitment to a high level of quality and service. The trucking industry has exhibited strong growth due to the trend toward just-in-time inventories, and increases in the requirements for transportation of commodities. Truckload carriers have become the critical link in the distribution chain between manufacturers and/or distributors and the marketplace.

         The universe of truckload carriers is dominated by small to medium-sized independent carriers with gross revenues of less than $20 million. We believe that we have identified a significant opportunity to acquire profitable, established medium-sized (under $75M in revenue) truckload carriers. The opportunity is significant because shippers are increasingly outsourcing their company fleets and relying on larger carriers that provide sophisticated information systems and value-added services. Therefore, smaller carriers are faced with increased competition from carriers that can provide these value-added services forcing them to search for an exit strategy or partnering with a carrier that can strengthen their competitiveness in order to sustain their existing business.

         Our expansion plans are dependent upon, the availability of among other things, suitable acquisition candidates, adequate financing, qualified personnel, and our future operations and financial condition.

Recent Acquisitions

         We completed the following acquisitions during the first quarter ended June 30, 2004:

                                                                                           Long Term
                                                      Common       Working               Debt/Equipment
                        Structure of     Cash @       Shares       Capital     Broker    Leases Assumed  Type of
     Acquisition         Transaction      Close       Issued     Contribution   Fees      (Estimate)    Equipment    Equipment
----------------------- -------------- ------------ ------------ ------------ ---------- ------------  ----------- ------------
RSV, Inc.               Merger                   0    2,000,000     $175,000    $15,750   $2,148,889   Van/Asset   42 Tractors
                                                                                                       based
Express Freight                                                                                        Van/Non-asset
Systems, Inc.           Merger          $2,000,000    7,500,000      300,000    207,000    2,980,000  *based       106 O/O

Highway Transport,      Asset                                                                          Flatbed/    32 Tractors,
Inc.                    Purchase                 0      350,000      175,000     15,750    1,365,591   Asset based 12 O/O
                        Asset                                                                          Van/Non-asset
Highbourne Corporation  Purchase                 0      200,000      175,000     15,750            0   based       46 O/O

Carolina Truck          Asset                                                                          Van/Asset   7 Tractors,
Connection, Inc.        Purchase                 0    1,200,000      156,000     14,750      473,763   based       2 O/O
                                       ------------ ------------ ------------ ---------- -----------  ------------ ------------
                                        $2,000,000   11,250,000     $981,000   $269,000   $6,968,243

*Relates to a Master Lease agreement for approximately 270 trailers to be paid @ $55,000 per month for 36 * months with a $1,000,000 buyout payment at the end of the lease.


History and Development

         XRG, Inc. began operations by providing administrative services to KDK Transport, Inc. through its XRG G&A, Inc. subsidiary in January 2002. These services included invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions for a large flatbed truckload carrier at a service fee equal to 3% of KDK Transport, Inc.'s gross billings. During the fiscal year ended March 31, 2003, we generated approximately $686,000 in revenues from these administrative services. This Administrative Services Agreement was mutually terminated during the fourth quarter ended March 31, 2003. During our fiscal year ended March 31, 2003, we did not generate any revenues from the acquisition and operation of truck-load carriers.


o        EQUIPMENT PURCHASE FROM J. BENTLY COMPANIES, INC.

         In June 2003, we executed a purchase agreement with J. Bently Companies, Inc., a truckload carrier in Sweetwater, Tennessee to acquire equipment consisting of approximately 275 trailers. The purchase price of these assets was approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment debt, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of XRG common stock with registration rights. An additional 2,200,000 shares of our common stock was to be escrowed as collateral for the equipment loans. The agreement relating to this equipment purchase contained a true-up adjustment provision, which required us to issue additional shares of our common stock based upon the then prevailing market price such that the total value of our common stock equals $1,150,000 at adjustment dates of six and twelve months from the closing date. In addition, In May 2003, we entered into a fleet owner agreement with J. Bently Companies, Inc. to manage the utilization of these purchased assets for a two-year period. Pursuant to the terms of this agreement, XRG will pay to J. Bently Companies, Inc. 67% of gross freight revenues as compensation for the movement of freight. During August 2003, we made the $50,000 cash payment and issued 1,150,000 shares of our Common Stock to the J. Bently Companies, Inc. shareholders which is classified as a transportation equipment deposit in our financial statements until we are able to obtain a clear title to these assets.

         On August 30, 2003, we entered into an Independent Contractor Agreement with J. Bently under our wholly owned subsidiary XRG Logistics, Inc. in which we pay a commission of 2% of gross revenue to J. Bently for its shipper contacts. On September 1, 2003, we began operating pursuant to the Fleet Owner and Independent Contractor Agreements under our wholly owned subsidiary XRG Logistics, Inc.

         On April 12, 2004, we entered into a Purchase Agreement Addendum with
J. Bently Companies, Inc. which deleted the original registration rights and the true up provisions. We issued an additional 800,000 shares in consideration for the terms of this Addendum. We also forgave $1,049,642 in advances to J. Bently Companies, Inc..


o        STOCK ACQUISITION OF R&R EXPRESS INTERMODAL, INC.

         On August 20, 2003, we entered into a Stock Purchase Agreement with R&R Express Intermodal, Inc., a Pittsburgh, Pennsylvania intermodal truckload carrier. On January 1, 2004, we modified the original Stock Purchase Agreement and fulfilled the closing conditions of the Definitive Stock Purchase Agreement Addendum and completed this acquisition. Under the terms of the acquisition, the Pittsburgh, Pennsylvania based intermodal carrier became a wholly owned subsidiary of XRG, Inc. R&R Express Intermodal, Inc. provides drayage for containers from railroad yards and ports and has annual revenues of approximately $4 million.

         In accordance with the terms of the Stock Purchase Agreement, the originally announced stock-for-stock transaction was modified to $100,000 in cash and 100,000 shares of our common stock pursuant to the Stock Purchase Agreement Addendum dated January 1, 2004. On April 12, 2004, we entered into entered into a Purchase Agreement Addendum with R&R Express Intermodal, Inc. which deleted the original registration rights and the true up provisions. We issued an additional 50,000 shares in consideration for the terms of this Addendum.


o        MERGER WITH EXPRESS FREIGHT SYSTEMS, INC.

         We acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. ("EFS"), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an owner-operator fleet with a pool of approximately 270 trailers which shall be leased to the Registrant from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement ("MELA"). The MELA requires us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months. This MELA contains a $1,000,000 buyout at lease end.

         Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. In addition EFS shareholders were issued 7,500,000 shares of the Registrant's common stock. $300,000 of the proceeds from the Stock Purchase Agreement was allocated to working capital and startup cash requirements relating to EFS. EFS is entitled to receive an additional $1,000,000 upon XRG competing a successful offering.

         EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. The president of EFS agreed to a 3 year employment agreement. All other individuals have 10 year employment agreements. Annual compensation ranges from $125,000 to $250,000 per annum. The agreements contain nondisclosure and restrictive covenant arrangements. If the agreements are terminated for any reason other than cause, the employees are due compensation for the remainder of the employment agreement's term.

         The Merger Agreement provides us with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its shareholders. We have withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. $10,640 of these taxes and liabilities were paid from escrow during the quarter ended June 30, 2004. We have also issued a blanket corporate guaranty pursuant to which we guarantee all obligations of XRG or its subsidiary pursuant to the terms of the Merger Agreement, including but not limited to, the MELA, lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. Our blanket guaranty also contains cross default provisions.

         EFS annual revenues are approximately $18,000,000 as of its most current fiscal year. A segment of EFS business is involved in warehousing and storage located in Long Beach, California. These operations should be compatible and benefit our current operations. The merger with EFS is our most significant acquisition.

o        MERGER WITH RSV, INC.

         We acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc., a Tennessee corporation ("RSV") was the survivor in a merger with a subsidiary of ours. RSV is now a wholly-owned subsidiary of ours. We issued a total of 2,000,000 of our common stock to the two RSV shareholders. There was no cash paid at closing to the RSV shareholders. We are obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days of the closing. In order to secure this obligation we have placed the RSV shares we acquired pursuant to the Merger Agreement in escrow. Our failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such refinancing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or payoff of such liabilities could potentially result in the unwinding of this acquisition because the former RSV shareholder would have the right to a return of the RSV shares to him from escrow. The RSV shareholder has agreed to an extension of time to complete a refinancing.

         RSV is a asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee. We estimate RSV's annual revenues at approximately $5,000,000.


o        ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.

         Effective April 2, 2004 we acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. ("HTI"), an Alabama corporation. We issued the shareholders of HTI 350,000 shares of our restricted common stock. We assumed approximately $1,360,000 of HTI's obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000, the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation. We estimate HTI's annual revenues at approximately $3,000,000.


o        ASSET ACQUISITION OF HIGHBOURNE CORPORATION

         Effective April 2, 2004 we closed an asset acquisition agreement with Highbourne Corporation("HBC"), an Illinois corporation. We issued a total of 200,000 shares of restricted common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, we did not assume any long-term equipment or other liabilities in connection with this acquisition. We agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. We entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. We have also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Registrant also agreed to a quarterly bonus program based upon quarterly operating results. We estimate HBC's annual revenues at approximately $5,000,000.


o        ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.

         On April 29, 2004 we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation ("CTC"). We issued 1,200,000 shares of our restricted common stock to the two shareholders of CTC. We assumed approximately $474,000 of long-term debt and equipment leases relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. In order to secure this obligation, we have granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Registrant's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The CTC shareholder has agreed to an extension of time to complete a refinancing. We also entered into employment/consulting agreements with the CTC shareholders. We estimate CTC's annual revenues at approximately $1,500,000.


Business Strategy

         Management believes that significant acquisition opportunities currently exist within the truckload carrier industry. The truckload transport industry is a substantial, highly fragmented industry. The total truckload market in the US generated over $400 billion in revenue this past year. The top 100 carriers accounted for less than $70 billion, and the top ten carriers accounting for less than 3% of revenue. There are an estimated 350,000 carriers, the majority of which have small fleets or are owner operators. In evaluating specific carriers for acquisition, we will consider the following factors:

o        Past & present financial and operational performance.
o        Experience and successes of key management and personnel.
o Management team's ability to operate according to the XRG guidelines and take advantage of its proprietary technology.
o Compatibility or synergies with XRG's management and operating philosophies.
o        Reputation.
o        Quality of customer base.
o        Loyalty & relationships with driver base.
o        Efficiencies, fleet age & specialization.

         Other factors such as the target's geographic location, potential for expansion, vertical and horizontal integration and competitive market position, are also considered in the evaluation.

         The following are three types of acquisition targets that we will be seeking:

o Non-asset based carriers whose clients are agents with or without their own equipment. The revenue equipment is leased to the carrier, however it is either owned by an owner-operator, or the agent who employs drivers to operate its equipment. In this situation we will be acquiring or assuming agency leases, employee bases, leases on physical facilities, equipment leases, independent contractor leases operating licenses, trade names, and sales personnel.

o Non-asset based carriers whose customers are traditional shippers, and who employ owner-operators to haul the freight. These owner-operators are again leased to the carrier. In this situation we will be acquiring customer bases, employee bases, leases on physical facilities, operating licenses, trade names, and sales personnel.

o Asset based carriers that own their own equipment, and have shippers as customers. In this scenario we would operate the carrier similar to a non-asset based carrier described above and require that management be responsible for operating the carrier at 85% of gross revenues. In this situation, we will be acquiring customer bases, employee bases, tractors and trailers, leases on physical facilities, equipment leases, operating licenses, trade names, and sales personnel.

         We believe that we will attract established, profitable, trucking companies with long-established customer bases and driver relationships by providing the founder of these companies with a method for a re-capitalization or an exit strategy. We will focus our efforts on privately owned closely held trucking companies that typically generate revenues of $75 million or less. In many cases, these targeted acquisitions will be family owned businesses in which the founder is planning for his or her retirement. XRG's acquisition strategy will allow these companies to be acquired and operated autonomously which essentially will provide them the ability to continue to operate as a "family" business. Founders will have the option of retiring or remaining involved with the business. In either case, they will receive consideration for their business and XRG will rely on the management team to continue operating the business. XRG will only target acquisitions that contain management teams that can effectively continue to operate the trucking company if the founder chooses to retire.

         It is our belief that many of these small trucking companies have grown to their limit based upon the financial resources that are available to them. Historically, bank credit and costly insurance liability premiums have dictated their growth constraints. We believe that XRG will obtain economies of scale in this regard as we acquire these companies and will be able to obtain better credit and insurance premiums, as well as, providing these acquired trucking companies with the financial resources for future growth. However, there is no assurance that XRG will be successful in attracting and acquiring these trucking companies, and if so, there is no assurance that we will obtain economies of scale associated with better credit and insurance rates. In addition, there is no assurance that we can obtain financial resources to provide for future growth once these companies are acquired.

         We believe that there are several reasons why established, profitable, truckload carriers with long-established customer bases would want to be acquired by XRG, Inc. Liability insurance for trucking companies has risen substantially in recent years which has made it difficult for small trucking companies to absorb these costs. The primary claims consist of cargo loss and damage and auto liability (personal injury and property damage). After several years of aggressive pricing, insurance carriers have raised premiums which has increased trucking companies' insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, resulted in additional increases, especially for small trucking companies. It is our belief that future insurance increases may cause these companies to be less profitable, therefore, limiting their marketability and exit strategies, as well as, reducing their ability to raise capital through debt or equity placements to expand or maintain their businesses. We believe that after consolidating several of these trucking companies, XRG will be in a better position to negotiate lower insurance premiums. However, there is no assurance that XRG will be able to obtain favorable insurance premiums and control future increases in insurance premiums.

         Small trucking companies have a difficulty acquiring "backhauls" which refer to a load of freight that permits a truck to return to the company's headquarters with a loaded truck, rather than an empty one. By completing acquisitions and implementing our information system at each location, we believe that we can improve the dispatch system to help carriers with load matching thereby improving utilization. There are no assurances that our information system will be capable of improving the dispatch system thereby improving utilization for various acquired trucking companies.

         Increased competition from larger trucking companies has reduced margins for the smaller operators. We seek to regain these margins through acquisitions and economies of scale to better compete with larger truck-load carriers. We believe that by centralizing the administrative services through our subsidiary XRG G&A, Inc. for invoicing, collections, regulatory compliance, credit reviews, processing payments and commissions, and managing safety compliance programs will allow us to reduce costs and will be an important aspect for increasing margins of the companies we acquire. However, there is no assurance that we will realize efficiencies associated with centralizing the administrative services of acquired companies.

         In acquiring a particular business, XRG follows a disciplined approach utilizing specific operating and financial criteria. We develop pro forma financial statements for acquisition candidates that reflect estimates of revenue and costs under the target Company's current ownership and utilize such information to determine a reasonable purchase price. The following outlines the material steps of our disciplined approach:

o We identify a potential candidate primarily through our contacts in the industry, including brokers, and other industry professionals. This cost is minimal, and the time varies depending on the status of other acquisitions in the process. Generally, the number of potential candidates exceeds our ability to make introductions, and new opportunities are constantly presented.

o We review the candidates' most recent financial information to determine if the carrier operates profitably, or if not, whether we can provide assistance in improving operating ratios. We generally determine whether a candidate fits our acquisition parameters within a week of receiving the requested information. Current management is involved in this process; therefore no additional costs are incurred.

o If a candidate is determined to be a likely fit, we arrange a one day on site meeting to extract more information about the carrier, meet the owners, and familiarize ourselves with the current operating staff. This process requires one to two days of travel, and costs are generally limited to travel and overnight expenses that typically do not exceed $2,500.

o Upon review of information gathered from the on site visit we determine if the candidate fits our criteria for a credible acquisition target. In particular, we look for the following:

                    a.   Profitability
                    b.   Capability of onsite management
                    c.   Quality  of  customers  and  their  associated   credit
                         worthiness.
                    d.   Valuations  and  selling  price   expectations  of  the
                         founder.
                    e.   Reasons for wanting to sell.
                    f.   Driver base

o If the candidate is a viable target, we prepare an offer that is constructed to meet his or her price under our terms. We then submit the offer to the owner, negotiate any adjustments, and work toward a signed letter of intent. This process is the most lengthy and may take from a few weeks to as much as six months to complete. This process is conducted by current management and generally no additional costs are incurred.

o If the letter of intent is agreed to by both parties, documentation is prepared by our attorneys while on site due diligence is conducted. This process may take 30-60 days, and may cost $20,000 to $30,000.

o Finally, assuming that the due diligence does not uncover any misstatements, and the final purchase agreements do not vary significantly from the original proposal, the acquisition is closed within 30 days after the purchase agreement is signed by XRG and the trucking acquisition.

         We believe that we can assemble the most talented personnel, minimize downside risk of volume loss to competitors, and provide opportunities for increased profitability with our operating formula which includes the following elements:

o We seek and identify trucking company operations for potential acquisition that have maintained their operating costs at 75% of gross revenue and sales, marketing, and dispatch costs at 10% of their gross revenues. After these potential targets are acquired, any savings below this 85% threshold will be shared with current management of the operation as an incentive in the form of a bonus. In our experience, a typical operator can maintain costs at 82% to 83% of revenues.

o We consolidate the management of insurance, financing costs, and backroom administrative services at a central administrative office in Pittsburgh, Pennsylvania at a cost of approximately 8% to 10% of the acquired company's gross revenues. We expect to gain economies of scale as we grow internally through acquisitions. We believe that our costs of providing these services will decrease as we achieve lower insurance costs through greater bargaining power, however, there is no assurances that we will be able to achieve this.

         We are optimistic that our business strategy and operating formula will entice many small trucking companies to be acquired by us. To-date we have completed six acquisitions. There is no assurance that our business strategy and operating formula are viable, or whether, we will be able to continue to complete additional acquisitions in the future. Currently, we provide our administrative services to one customer. We have identified two trucking companies for potential acquisition that fit our criteria.

         We plan to retain all key personnel of acquired businesses and provide them with significant operating responsibility to assure the seamless continuation of service levels in order to maintain customer relationships. We benefit from our strong management team supported by an autonomous regional team that has the knowledge and expertise to appropriately meet the needs of their local customers.

         XRG typically seeks either employment or non-compete agreements with former owners and management, as the situation dictates. Key technical and management personnel are offered employment agreements, along with incentives to encourage their continued loyalty to the company. Significant performance incentive bonuses could be realized by any savings below our 85% threshold which will be shared with the current management of the operation. For example, an acquired trucking company that generates $10 million in revenues would provide $300,000 per year at an 82% cost threshold in incentive bonuses to be shared with the trucking company's management. Our largely performance based compensation arrangement aligns XRG's cash requirements with the successes of its acquisitions. In addition, we centralize certain financial, accounting, legal, administrative, employee benefit, and sales functions to create a more efficient operating structure in our administration.

Sales, Marketing, and Distribution

         Our primary marketing emphasis is to develop and maintain close working relationships with our acquired trucking company's sales departments which, in turn, have strong relationships with their logistic and shipping departments. Sales to our acquired trucking company's customer base are made directly by their sales staff and XRG will provide resources and assistance, as required, to this staff. These teams service customers and assist them in programs to provide the most efficient logistics services possible. We plan on acquiring members of this team by acquiring trucking companies and utilizing their sales personnel. Therefore, XRG is in a position to attract the most experienced sales personnel that will be most familiar with the individual acquisition's trucking operations.

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

Our information system is designed to:

     o Develop greater levels of driver retention with its sophisticated Driver Advance/Settlement module.

     o    Increase   our  market  share  by  the   implementation   of  Internet
          communication between XRG's truckload carriers and shipper customers.

     o    Eliminate redundancies in administrative and accounting functions.

         XRG intends on developing an autonomous management structure to best sustain existing customer relationships. This philosophy requires that newly acquired carriers maintain their individual identities. Each of these businesses operates as a separate subsidiary and division of XRG. Advertising and other promotional materials, including invoices, purchase orders, and other paperwork may depict the acquired company's existing logo and name. This strategy helps to continue the customer goodwill each acquired company has built up over the years. While our operating style allows local operators significant responsibility in daily operating decisions, financial parameters jointly established during the budgeting process are monitored by senior management through our centralized management information systems.

         In addition, XRG established a compensation structure designed to maintain and create "ownership incentives" for divisional personnel. We plan on rewarding personnel with bonuses tied to the achievement of certain objectives and by developing an employee incentive stock option plan. Option plans, and other incentive programs, are offered in addition to the stock that the owners receive as part of the purchase price of their businesses. It is our philosophy to structure acquisitions such that the sellers remain with us, and that they accept our securities as part of their sale proceeds. We believe that this helps to insure an orderly, and profitable transition, and will increase the former owner's incentive to continue to grow his or her business and benefit from future stock appreciation. We plan on acquiring trucking companies using our cash, stock, bank financing, and owner financing. Management determines the mix of these financing alternatives on a case-by-case basis depending on the owner's needs and our availability of capital.

         The key elements of our operating strategy include the following:

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

         Utilization refers to the number of miles a tractor and trailer travel under load as a percentage of total miles driven. Proper utilization will be the responsibility of the dispatch department which plans either in advance, or as the initial shipment is being moved, the return trip with as little deadhead (unloaded miles) as possible. It will be imperative to have a system in place so that a dispatcher can monitor available loads and available equipment to be loaded to assist in the planning process. Proper utilization provides greater efficiencies that will enhance our revenues as more shipments can be accommodated. In addition, under utilization could have a negative effect on the profitability of XRG, Inc. There is no assurance that acquired companies will be able to maintain profitable operations after being acquired.

         Small truckload carriers operate throughout the United States, conducting their businesses with local customers. Consolidating these small carriers will provide them with the size and capital structure to compete more effectively in their local markets, while maintaining the close relationships that these companies developed over the years. Management believes that the "divisions of" strategy separates XRG from other consolidation players, because it allows the management, and employees of the acquired company to continue those services that its customers have relied upon. This philosophy also allows the company to maintain its own unique culture and environment that the company's employees have become comfortable with, and depend upon. XRG management believes that the typical strong bond between the acquired companies and its employees must be maintained. This should then allow for a smooth and seamless acquisition process. Within a larger organization, the acquired companies benefit from a professional sales force, sophisticated management information systems, and a larger universe of shippers to make use of for more profitable backhauls.

         XRG's divisions will remain autonomous from a management perspective, however, many accounting and administrative functions will be consolidated at the corporate offices. Such functions include:

o        Purchasing
o        Accounts Receivables
o        Accounts Payable
o        Payroll

         We intend to acquire carriers, which have a strong presence in a number of unrelated markets. This approach will allow us to diversify the type of shipper we conduct business with to reduce the risks of unfavorable market conditions or downturns in specific markets. In addition, we will be able to pool our technical expertise across these markets. XRG focuses its marketing efforts on maintaining long-term relationships with existing customers while pursuing new customers in all of our future target markets. Our customers typically have relationships with a limited number of carriers. Bills of lading depicting the name of the carrier are issued upon picking up the load. Signed delivery receipts are released by the consignee upon the completed delivery of the freight, at which time, the cost of the load, will be invoiced by the carrier. Customers typically provide the carrier with periodic forecasts of their requirements, which are updated regularly.

         Rates are typically negotiated with the shipper, and are based on the type of freight to be hauled, the length of haul, the area of delivery, and any other unique aspects of the load. As shippers typically seek rate reductions from time to time, our ability to improve operating performance is generally dependent on increasing efficiency through increased automation. Since a majority of our fleet consists of owner-operators and we do not own the equipment, the costs of "purchased transportation" (all costs associated with the operation of the equipment) are fixed, operational efficiencies are the responsibility of the owner-operator.

Competition

         The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic truckload carriers amounts to approximately $400 billion per year. The Company has a small but growing share of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers, and private carriers also provide competition, but to a much lesser degree. Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone.

         Industry-wide truck capacity in the truckload sector is being limited due to a number of factors. There are continuing cost issues and concerns with the new EPA-compliant diesel engines and the new hours of service regulations. Trucking company failures in the last four years are continuing at a pace higher than the previous fifteen years. Some truckload carriers are having difficulty obtaining adequate trucking insurance coverage at a reasonable price. Equipment lenders have tightened their credit policies for truck financing. Many truckload carriers slowed their fleet growth in the last three years and some carriers have downsized their fleets to improve their operating margins and returns. Our competitive strength will be our ability to provide reliable service, while maintaining superior delivery on a just-in-time or scheduled lead-time basis.

         We compete with, and expect to continue to compete with, numerous national, regional and local trucking companies, many of which have significantly larger operations, greater financial, marketing, human, and other resources than us. We anticipate that competition may increase in the future. There can be no assurance that we will successfully compete in any market in which we conduct or may conduct operations.


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

         Each acquired truckload carrier is regulated by the United States Department of Transportation ("DOT") and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, we may transport most types of freight to and from any point in the United States over any route selected by us.

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

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. All of our drivers will be required to have national commercial driver's licenses and will be subject to mandatory drug and alcohol testing. The DOT's national commercial driver's license and drug and alcohol testing requirements may adversely affect the availability of qualified drivers to XRG.

         The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations which govern truck drivers' hours of service
(HOS). For all non-local trucking companies, this was the most significant change to the hours-of-service rules in over 60 years. Previously, drivers were allowed to drive 10 hours after 8 hours off-duty. The new rules allow drivers to drive 11 hours after 10 hours off-duty. In addition to this, drivers may not drive after 14 consecutive hours on-duty, following 10 hours off-duty as opposed to 15 hours on-duty, following 8 hours off-duty. There have been no changes in the rules that limit a driver to a maximum of 70 hours in eight consecutive days. A new rule allows a driver who takes at least 34 consecutive hours off duty to restart his or her on-duty cycle for the 70 hour rule. A driver's 15 hour daily work cycle in the old system is considered cumulative, not consecutive, and does not take into account off-duty time during the 15 hour period. Under the new rules, a driver's 14 hour daily work cycle is considered consecutive, and off-duty time counts against the 14 hour period. Therefore, loading/unloading delays, shipments that require multiple stop deliveries, and other non-driving activities may limit drivers' available hours. On January 4, 2004, the new federal regulations that govern driver HOS became effective. The Company is unable to predict the ultimate impact of the new hours of service rules. These changes could have an adverse effect on the operations and profitability of the Company.

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

Employees

         As of June 30, 2004, we employed approximately 133 drivers, 6 mechanics and maintenance personnel, 89 general and administrative personnel for our trucking operation. We also contract with approximately 170 independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of our employees are represented by a collective bargaining unit, and we consider relations with our employees to be good.

Risks Related to our Business

     o    Losses from  Operations  and  Accumulated  Deficit.  We have  incurred substantial losses since we were formed. From the date of our formation through March 31, 2004, we incurred net losses of $21,147,869, $15,405,274 of this loss is related to the previous dormant operations of XRG International, Inc. Our losses during the year ended March 31, 2004 and 2003, were $4,450,213 and $829,828, respectively. There can be no assurance that the Company will be able to achieve profitable operations.

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

     o Future Acquisitions. We plan on expanding our business through the acquisition of trucking businesses. In attempting to locate and consummate such acquisitions, we may be competing with other prospective purchasers of the acquisition candidate, many of which may have greater resources than us. There can be no assurance that suitable acquisition candidates can be identified and acquired on terms favorable to us, or that the acquired operations can be profitably operated or integrated into the XRG's operations. In addition, any internally generated growth experienced by XRG could place significant demands on our management, thereby restricting or limiting our available time and opportunity to identify and evaluate potential acquisition candidates. The ability of XRG to consummate acquisitions will depend on our ability to obtain sufficient financing on acceptable terms, of which there can be no assurance. To the extent management is successful in identifying suitable companies for acquisition, we may deem it necessary or advisable to finance such acquisitions through the issuance of Common Stock, securities convertible into Common Stock, or debt financing, or a combination thereof. In such cases, the issuance of Common Stock or convertible securities could result in further dilution to the purchasers at the time of such issuance or conversion. The issuance of debt to finance acquisitions may result, among other things, in the encumbrance of certain of XRG's assets, may impede our ability to obtain bank financing, and decrease our liquidity.

     o Penny Stock Rules. The SEC and the NASD have adopted certain rules affecting "penny stocks". As a result of the rules regulating "penny stocks", the market liquidity for our securities is adversely affected by limiting the ability of broker-dealers to sell XRG's securities and the ability of purchasers to sell their securities in the secondary market.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 5301 Cypress Street, Suite 111, Tampa, Florida 33607. Our general and administrative offices are located at 3 Crafton Square, Pittsburgh, Pennsylvania 15205.

         The following table provides information regarding the Company's facilities and/or offices:

         Company Location                     Office   Shop    Fuel
         ----------------                     ------   ----    ----
         Sweetwater, Tennessee                 Yes     Yes      No
         Evergreen, Alabama                    Yes     Yes      No
         Fletcher, North Carolina              Yes      No      No
         Kingsport, Tennessee                  Yes     Yes      No
         Chattanooga, Tennessee                Yes     Yes      No
         Pittsburgh, Pennsylvania              Yes      No      No
         Champaign, Illinois                   Yes      No      No


         Our Sweetwater, Tennessee facility contains approximately 13,000 square feet of space and 7 acres of land. No formal lease exists at this facility.

         On April 1, 2004, we entered into a commercial sub-lease agreement with Highway Transport, Inc in Evergreen, Alabama. This lease is for facilities consisting of a truck yard, trailer storage yard, administrative facilities and a shop and has fixed lease payments of $1,750 per month and expires March 31, 2006.

         On April 26, 2004, we entered into a commercial sub-lease agreement with Carolina Truck Connection, Inc. in Fletcher, North Carolina. This lease is for facilities consisting of a truck yard, trailer storage yard and administrative facilities and has fixed lease payments of $1,500 per month and expires in 24 months.

         On April 28, 2004, we entered into a commercial lease agreement with Richard S. Venable, a shareholder of RSV, Inc. in Kingsport, Tennessee. This lease is for facilities consisting of a truck yard, trailer storage yard, administrative facilities and a shop and has fixed lease payments of $3,300 per month and expires May 31, 2005.

         On April 21, 2004, we entered into a commercial lease agreement with Sharon H. Limerick, a shareholder of Express Freight Systems, Inc. in Chattanooga, Tennessee. This lease is for facilities consisting of a truck yard, trailer storage yard, administrative facilities and a shop and has fixed lease payments of $6,000 per month and expires April 30, 2010.

         No formal lease exists at our Pittsburgh, Pennsylvania facility.

         On April 1, 2004, we entered into a commercial sub-lease agreement with Sherri J. Kenner, a shareholder of Highbourne Corporation in Champaign, Illinois. This lease is for facilities consisting of a truck yard, trailer storage yard and administrative facilities and has fixed lease payments of $3,000 per month and expires March 31, 2006.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a materially adverse effect on us.

         In May, 2003, a legal action was filed in Franklin County, Ohio, against XRG, Inc. (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January, 2004, the court granted our motion to dismiss the case for lack of proper jurisdiction in the State of Ohio. In February 2004, the landlord filed a legal action in Allegheny County, Pennsylvania. We filed a Complaint in Allegheny County in Common Please court for breach of lease and filed a counterclaim for damages. This legal action is in the preliminary stages. We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of March 31, 2004. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the action discussed above, we believe that costs associated with them will not have a material adverse impact on our consolidated financial position, but may be material to the consolidated results of operations or cash flows of any one period.

         In July 2003, a legal action was filed in Hillsborough County, Florida, against XRG, Inc. by the landlord of our current office space in Tampa, Florida. This legal action was for eviction and unpaid rent. A judgment was rendered against us and we subsequently paid the amount of the judgment in full in October 2003. A satisfaction of judgment has been entered in the case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

         On or about March 26, 2004 we received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Voting Securities representing in excess of 51% of the total issued and outstanding shares of voting stock of XRG, Inc. approving our Certificate of Amendment to our Certificate of Incorporation, pursuant to which the number of shares of Common Stock that we are authorized to issue will be increased from 100,000,000 shares to 300,000,000 shares.

         This amendment was adopted by our Board of Directors and the majority stockholders (the "Majority Stockholders") of our Company in accordance with the General Corporation Law of the State of Delaware. The Majority Stockholders own 5,900,000 shares of Common Stock and 5,000,000 shares of Voting Preferred Stock, or approximately 77.2% of our outstanding Voting Securities. No other votes were required or necessary to adopt these amendments.

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

                                                         High Bid     Low Bid
 Fiscal Year Ended March 31, 2003                        --------     -------
 --------------------------------
 Fourth Quarter (January 1, 2003 to March 31, 2003)       $ 0.40       $0.25

 Fiscal Year Ending March 31, 2004
 ---------------------------------
 First Quarter (April 1, 2003 to June 30, 2003)             1.25        0.25
 Second Quarter (July 1, 2003 to September 30, 2003)        1.40        0.56
 Third Quarter (October 1, 2003 to December 31, 2003)       0.85        0.33
 Fourth Quarter (January 1, 2004 to March 31, 2004)         0.41        0.19


Description of Securities

         On or about March 26, 2004 we received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Voting Securities representing in excess of 51% of the total issued and outstanding shares of voting stock of XRG, Inc. approving our Certificate of Amendment to the Certificate of Incorporation, pursuant to which the number of shares of Common Stock that we are authorized to issue was increased from 100,000,000 shares to 300,000,000 shares.


Common Stock

         As of June 30, 2003, there were 242,396,710 shares of Common Stock, par value of $.001 per share outstanding, held of record by approximately 2,700 stockholders.

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

         In April 2004, Donald G. Huggins, Jr., Kevin Brennan, and Stephen Couture agreed to cancel all of their shares of Series A Preferred Stock in exchange for 15,000,000 shares of Common Stock. The Registrant has also agreed not to issue any shares of Preferred Stock for a period of one (1) year. In June 2004, the exchange of Series A Preferred Stock for Common Stock was increased to 25,000,000 shares as a result of the exchange and cancellation of warrants for common stock of our major shareholder. The Common Stock related to this exchange was issued during the quarter ended June 30, 2004.


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


Transfer Agent

         Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.


Shares Eligible for Future Sale

         We believe all of the outstanding shares of common stock aggregating 242,396,710 shares of common stock as of June 30, 2004, will be eligible for sale pursuant to Rule 144 under the Securities Act of 1933, subject to restrictions of offers and sales of such securities by "insiders" as that term is defined under the Securities Act of 1934.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with our audited financial statements as of March 31, 2004 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

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

GENERAL

         We acquired the operations of six trucking companies and the transportation equipment of one trucking company between September 2003 and April 2004. Through acquisitions and internal growth we expanded from approximately $4.5 million in revenue in our fiscal year ended March 31, 2004 to approximately $42 million run rate in fiscal 2005. We have established and began to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table details our current operations:



-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
               Company                   Headquarters      Carrier      Owner/Operators or    Trailers     Closing Date
                                           Location          Type         Owned Tractors
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
J. Bently Companies, Inc.              Sweetwater, TN     Van          17 Owner Operators,    209        September 1, 2003*
                                                                       46 Fleet  Contracted
                                                                       Tractors
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
R&R Express Intermodal, Inc.           Pittsburgh, PA     Intermodal   34 Owner Operators     -          January 1, 2004
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
Highbourne Corporation                 Champaign, IL      Van          34 Owner Operators     46         April 2, 2004
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
Highway Transport                      Evergreen, AL      Flatbed      32 Tractors, 12        47         April 2, 2004
                                                                       Owner Operators
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
Express Freight Systems                Chattanooga, TN    Van          106 Owner Operators    242        April 21, 2004
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
Carolina Truck Connection (CTC)        Fletcher, NC       Van          7 Tractors, 2 Owner    40         April 30, 2004
                                                                       Operators
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------
RSV                                    Kingsport, TN      Van          42 Tractors            -          April 30, 2004
-------------------------------------- ------------------ ------------ ---------------------- ---------- ----------------------

*Began operating under a Fleet Owner and Independent Contractor Agreement on this date.

Revenue

         We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, and our average length of haul. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.


Revenue Equipment

         We operate approximately 332 tractors at June 30, 2004, of which approximately 81 are company-owned equipment and 251 are provided by independent contractors (owner operators) or by a fleet agreement. Of our trailers, at June 30, 2004, approximately 584 were financed under operating leases.

         Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in cost of revenues. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred.
Critical Accounting Policies and Estimates

         Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

         Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, income taxes, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectable. At March 31, 2004, the allowance for doubtful accounts was $83,000 or approximately 5% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.


RESULTS OF OPERATIONS

Year ended March 31, 2004 compared to the year ended March 31, 2003

         XRG generated $4,682,277 in revenues during the fiscal year ended March 31, 2004 as compared to $686,030 during the fiscal year ended March 31, 2003. Our revenues increased $3,996,247 or 582% from fiscal year 2003 to 2004. This increase is the result of revenues attributable to the truckload carrier operations of our XRG Logistics, Inc. subsidiary pursuant to a Fleet Owner Agreement with J. Bently Companies, Inc that provided of revenue $2,576,215 during the current fiscal year. Our R&R Express Intermodal, Inc. subsidiary which the acquisition closed on January 1, 2004 provided $1,366,932 during the current fiscal year. We expect our revenues to significantly increase during the 2005 fiscal year due to our acquisition strategy. We completed five truckload carrier acquisitions in April 2004.

         Related expenses were $3,283,415 and $789,924 resulting in a gross margin of $1,398,862 and ($103,894) during the years ended March 31, 2004 and 2003, respectively. Related expenses during the year ended March 31, 2004 were primarily costs associated with purchased transportation. The components of purchased transportation during the year ended March 31, 2004 were owner-operator settlements of $1,284,918, equipment rental costs of $691,892, owner-operator settlements of $549,000, and company driver payroll of $442,852. Related expense during our fiscal year ended March 31, 2003 were costs associated with administrative services we provided to one customer. We expect our related expenses to significantly increase during the 2005 fiscal year due to our acquisition strategy.

         For the year ended March 31, 2004, total selling, general and administrative expenses were $3,838,338 as compared to $584,661 for the previous year, an increase of $3,253,677 or 557%. This increase is primarily the result of shares issued for services valued at approximately $1,526,519 during the year ended March 31, 2004.

         We recorded bad debt expense of $1,049,642 for the fiscal year ended March 31, 2004. On April 12, 2004, we entered into a Purchase Agreement Addendum with J. Bently Companies, Inc. that deleted the original registration rights and the true up provisions. We issued an additional 800,000 shares and forgave $994,794 in advances to J. Bently Companies, Inc. in consideration for the terms of this Addendum.

         Interest expense for the year ended March 31, 2004 and 2003 was $183,836 and $105,464, respectively. This increase of $78,372 is associated with an increase in the average notes payable outstanding each month during fiscal year ending 2004 compared to the same period during 2003. During April of 2004, approximately $500,000 of notes payable were converted into common stock which will reduce the interest expense in the next quarter.

         We recorded $777,259 and $35,809 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the fiscal years ending March 31, 2004 and 2003, respectively.

         We had a net loss of $4,450,213 for the year ended March 31, 2004 as compared to a loss of $829,828 for the year ended March 31, 2003. This increase in our operating loss over that of the year ended March 31, 2003 is the result of an increase in consulting services paid with our common stock, travel, and office costs, personnel costs associated with the implementation of our information systems as well as higher interest expenses associated with our long-term debt.

         The basic loss per share was $.25 for the year ended March 31, 2004 compared to a basic loss per share of $.09 for the year ended March 31, 2003. The basic weighted average shares outstanding for the year ended March 31, 2004 was 18,108,493 as compared to 9,312,297 for the year ended March 31, 2003.


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

         The loss per share was $0.09 per share for the year ended March 31, 2003 as compared to a loss per share of $0.04 for the year ended March 31, 2002. The weighted average shares outstanding for the year ended March 31, 2003 was 9,312,297 as compared to 7,498,156 for the preceding year period ended March 31, 2002.


Liquidity and Capital Resources

         To date, we have funded our capital requirements and our business operations with funds provided by borrowings and equity investments.

         During June 2003, we converted approximately $753,000 of notes into our common stock at a price of $.50 per common share.

         During the year ended March 31, 2004, we issued $270,000 of convertible notes payable net of costs. In connection with the notes, the Company issued detachable warrants to purchase 1,800,000 shares of the Company's restricted common stock.

         During the year ended March 31, 2004, the Company issued a $100,000 convertible note to one individual. In connection with this note, the Company issued detachable warrants to purchase 100,000 shares of the Company's restricted common stock.

         During the year ended March 31, 2004, we raised $463,368 pursuant to a stock purchase agreement in exchange for 1,845,000 shares of our restricted common stock. We agreed to increase the shares issued as part of this stock purchase by 20% because of our failure to complete a registration statement. We issued an additional 377,000 shares as part of this increase. In addition, we received $80,000 to issue 320,000 shares of our common stock.

         During December 2003, we entered into a short-term bridge loan with The Fortuis Foundation Fund, L.P. for an aggregate of up to $550,000 through the issuance of loan notes. The note term is for three months, renewable for three additional periods commencing with the end of the first term and bears interest at a rate of 12% per annum and are secured by a lien on our equipment, property and fixtures. Funds were to be utilized primarily for completing acquisitions and general working capital purposes. The first advance of $350,000 under this loan did not clear our bank which resulted in an overdraft balance in our cash account at December 31, 2003. We settled this overdraft balance in full at March 31, 2004 and entered into a release and settlement agreement with the bank.

         We executed a Stock Purchase Agreement with Barron Partners, LP (the "Investor") on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 108,333,333 shares of its Common Stock for an aggregate purchase price of $3,250,000. At March 31, 2004, the $3,250,000 is recorded as common stock payable and as a stock subscription receivable which was received into escrow on April 1, 2004 and distributed to us on April 2, 2004 through April 30, 2004.

         We issued the Investor two (2) warrants exercisable for shares of our Common Stock (the "A Warrant" and "B Warrant" - collectively the "Warrants"). The A Warrant grants the Investor the right to acquire up to 54,166,000 shares of our Common Stock at an exercise price of $.10 per share. The B Warrant grants the Investor the right to purchase up to 54,166,000 shares of our Common Stock at an exercise price of $.25 per share. Each of the Warrants contains a cashless exercise provision. Each of the Warrants is callable by us if the closing market price of the Common Stock exceeds $1.00 for the A Warrant and $2.00 for the B Warrant for twenty (20) consecutive trading days. Each of the Warrants contains proportionate ratcheting anti-dilution protection for future issuances of equity securities and for our failure to meet certain earnings per share projections.

         On June 15, 2004 we entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously the Reporting Person exercised all of the 63,333,333 warrants in a cashless tender and acquired 60,000,000 shares through this exercise.

         We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights.

         In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, we shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year.

         The Investor also required that certain of our current insiders agree to cancel all of their shares of Series A Preferred Stock in exchange for 15,000,000 shares of Common Stock. We also agreed not to issue any shares of Preferred Stock for a period of one (1) year. No insiders may sell any of their securities prior to November 30, 2004. The Investor has also required us to eliminate the floating conversion feature for all outstanding securities. In June 2004, the exchange of Series A Preferred Stock for Common Stock was increased to 25,000,000 shares as a result of the exchange and cancellation of warrants for common stock of our major shareholder. The Common Stock related to this exchange was issued during the quarter ended June 30, 2004.

         The Common Stock and the Warrants were issued to the Investor in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Investor has represented that it is an "accredited investor" as that rule is defined under Rule 501(a) of Regulation D. As a direct result of the transactions referred to above, Barron Partners, LP, became a "control person" of the Registrant as that term is defined in the Securities Act of 1933, as amended.

         During the quarter ended June 30, 2004, we raised $1,072,000 in exchange for 8,933,333 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

     For the year ended March 31, 2004 we used $1,166,421 in cash from operating activities as compared to $718,969 used in fiscal 2003. Investing activities for the present fiscal year included equipment deposits of $50,000 and the purchase of office equipment of $29,055 as well advances to J. Bently Companies, Inc in the amount of $994,794. Financing activities for the year ended March 31, 2004 provided $2,223,707 primarily from proceeds from common stock issued, the issuance of notes payable and a factoring line of credit. For the year ended March 31, 2004, cash decreased $16,563 as compared to $298,616 in the same period of the prior year.

         We anticipate raising capital in the next twelve months from the issuance of our common stock. We anticipate that capital raised from the issuance of common stock and working capital from completed truck-load carrier acquisitions, will sustain our operations over the next twelve months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8a.    DISCLOSURE CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        (b) Changes in internal controls over financial reporting. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. However, in connection with our ongoing evaluation of internal controls over financial reporting, certain internal control matters were noted that require corrective actions. Although we do not consider any existing deficiencies in our current controls and procedures to be material, we are currently improving accounting controls and procedures. Specifically, we are continuing to implement a new accounting system, which places all of our accounting data under one operating platform and should substantially eliminate the need for adjusting journal entries and reconciliations in connection with the preparation of our financial statements. Furthermore, we plan to integrate our accounting software platforms with our trucking logistics software so that such information may be more efficiently compiled. We expect to complete the implementation of such improvements in our controls and procedures prior to our first fiscal year ending on or after April 15, 2005, which is currently the initial year of implementation of new Item 308 of Regulation SK regarding internal control over financial reporting.



                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers of the Company

         The following table sets forth certain information with respect to each person who is a director or an executive officer as of March 31, 2004.

            NAME                      AGE               POSITION
            ----                      ---               --------

Kevin P. Brennan                      52     President, Chief Executive Officer,
                                             Director

Stephen R. Couture                    34     Vice President of Finance,
                                             Chief Financial Officer,
                                             Director, Treasurer, Secretary

Donald G. Huggins, Jr.                55     Chairman of the Board

Neil Treitman                         50     Chief Operations Officer

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


Business Experience of  Executive Officers and Directors

         Kevin P Brennan, President, Chief Executive Officer, Director. Mr. Brennan was Chief Financial Officer and co-founder of Express America, a non-asset based transportation company. Mr. Brennan hired and directed a staff that developed the proprietary automated information systems that enabled the company to control and monitor over 100 divisions, which included both asset and non-asset based trucking companies. Mr. Brennan organized and designed the company's accounting systems so that within six months the company was able to be audited by a big eight public accounting firm. This enabled Mr. Brennan to begin negotiating with a number of major financial institutions, and ultimately obtain a multimillion-dollar credit facility with the Bank of New England, as well as an equity investment with the bank's venture capital arm, New England Capital. He was responsible for negotiating the purchase and finance of over 100 tractors and trailers for the company. Mr. Brennan provided consulting services in the truckload transport industry, assisting companies in the acquisition of truckload carriers. He provided expertise in negotiating and valuing the deals, conducting the necessary due diligence, and assisting in arranging financing for the transactions. He was involved in several successfully completed transactions throughout the Eastern United States. For the last five years he has worked for XRG, Inc. For the previous two years, Mr. Brennan was employed with Cherry, Bekaert, and Holland, L.L.P. certified public accountants. Mr. Brennan has over 10 years of public accounting experience, including auditing of public companies, and is a licensed CPA. He attended Ohio University, and graduated with high honors from Robert Morris University, Pittsburgh, PA with a BSBA in Accounting.

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

         Mr. Donald G. Huggins, Jr., Chairman of the Board. Mr. Huggins is a financial and management consultant who was responsible for bringing XRG to the investment public. He provides advisory services and introductions for the Company to financial institutions, strategic partners, and potential merger opportunities and assists in developing business for clients. Mr. Huggins is currently President of Private Capital Group Inc., Clearwater, Florida. Mr. Huggins has served from 1991 to 1997 as Chief Operating Officer, Chief Financial Officer and Director of Business Development and Strategic Alliances for Innova Pure Water, Inc. a publicly traded, water filtration technology enterprise, located in Clearwater, Florida. Prior to his Innova tenure, Mr. Huggins' career was focused on organizing and acquiring premium real estate development projects, through a rollup strategy, for his privately held development company.

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


Board of Directors

         Our Bylaws fix the size of the Board of Directors at no fewer than one and no more than seven members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are three (3) directors. Two of these directors were originally elected on October 29, 2001. Our third director was elected in June, 2002. We do not have separate audit or compensation committees at the present time. We do not have any independent directors at the present time.


ITEM 10.  EXECUTIVE COMPENSATION


Executive Compensation

         The following table shows the compensation paid by us for the year ended March 31, 2004 and 2003, to or for the account of our officers.



                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                        Long-Term Compensation Awards
                                    -------------------                        -----------------------------
                                                                      Restricted
                                                     Other Annual     Stock       Options/    LTIP        All Other
Name & Principal                Salary     Bonus     Compensation     Award(s)    SARs        Payouts     Compensation
Position                Year      ($)       ($)          ($)             ($)       (#)          ($)          ($)
---------------         ----    ------     -----     ------------     ----------  -------     -------     ------------
Kevin Brennan
President, CEO          2004    $140,000     ---         ---           $48,750       ---         ---           ---

                        2003    $103,000     ---         ---             ---         ---         ---           ---

Donald G. Huggins, Jr.
Chairman                2004       ---       ---         $76,500       $48,750       ---         ---           ---

                        2003       ---       ---         $82,000         ---         ---         ---           ---


Stephen R. Couture      2004       ---       ---         $57,500       $48,750       ---         ---           ---
Vice President,
Finance, CFO
                        2003       ---       ---         $80,546         ---         ---         ---           ---


Neil Treitman           2004    $140,000     ---           ---         $48,750       ---         ---           ---
Chief Operations
Officer
                        2003     $42,000     ---           ---           ---      450,000(1)     ---           ---

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

         In March 2004, we entered into an employment agreement with Kevin Brennan, our Chief Executive Officer. This agreement has a term of five (5) years, and commences on March 1, 2004. Under this agreement, Mr. Brennan is entitled to an annual base salary of $185,000. Mr. Brennan is entitled to additional bonus compensation of 1/2% of the gross revenue billed in the most recent fiscal year by each newly acquired company. Such bonuses shall be paid at the closing of each acquisition in 50% cash and 50% XRG, Inc. common stock at market value during the first six months of the agreement and 25% cash and 75% XRG, Inc. common stock at market value thereafter. Mr. Brennan is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $1,500 per month during the term of his agreement.

         In March 2004, we entered into an employment agreement with Stephen Couture, our Chief Financial Officer. This agreement has a term of five (5) years, and commences on March 1, 2004. Under this agreement, Mr. Couture is entitled to an annual base salary of $125,000 with 15% a year increases. Mr. Couture shall be entitled to minimum cumulative quarter-end or annual cash bonuses payable at each quarter-end period, or annually, at his option. Such bonuses are to be paid from funds specifically allocated by the Company for bonus payments ("Bonus Pool"). Such bonuses may be paid in cash or in shares of the Company's common stock (valued at 50% of the closing bid price at the last day of the Company's quarter-end or fiscal year, as appropriate) at his option. Mr. Couture is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $1,000 per month during the term of his agreement.

         In March 2004, we entered into a consulting agreement with Donald G. Huggins, Jr., our Chairman of the Board. This agreement has a term of five (5) years, and commences on March 1, 2004. Under this agreement, Mr. Huggins is entitled to a annual consulting fees of $150,000. Mr. Huggins shall be entitled to minimum cumulative quarter-end or annual cash bonuses payable at each quarter-end period, or annually, at his option. Such bonuses are to be paid from funds specifically allocated by the Company for bonus payments ("Bonus Pool"). Such bonuses may be paid in cash or in shares of the Company's common stock (valued at 50% of the closing bid price at the last day of the Company's quarter-end or fiscal year, as appropriate) at his option. Mr. Huggins is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He is entitled to an automobile allowance of $1,000 per month during the term of his agreement.


Stock Options

         XRG intends to adopt a stock option plan in 2004, which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the "Plan"). A total of 10% of the outstanding shares have been reserved and may be issued under the Plan. The Plan will provide that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of XRG or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of XRG or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by XRG, or a subsidiary of XRG, unless employment is terminated because of disability, in which case such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 2004, regarding current beneficial ownership of the shares of any class of our Voting Securities by (i) each person known by us to own more than 5% of the outstanding shares of our Voting Securities, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 242,396,710 outstanding shares of Common Stock.


-------------------------------------------------------------------------------
                                                    Common Stock
-------------------------------------------------------------------------------
Name and Address of Beneficial Owner (1)       Number   Percent of All Voting
                                                        Securities (2)
-------------------------------------------------------------------------------
Donald G. Huggins, Jr. (3)(4)                13,333,333         5.5%
-------------------------------------------------------------------------------
Kevin P. Brennan                             10,583,334         4.4%
-------------------------------------------------------------------------------
Stephen R. Couture                            9,733,333         4.0%
-------------------------------------------------------------------------------
Neil Treitman                                 1,500,000         1.0%
-------------------------------------------------------------------------------
Barron Partners, LP(5)                      168,333,333        69.5%
-------------------------------------------------------------------------------
All executive officers and directors of
 the company as a group (4 persons)          35,150,000        14.5%
-------------------------------------------------------------------------------

(1) Except as otherwise indicated, the address of each beneficial owner is c/o XRG, Inc., 5301 Cypress Street, Suite 111, Tampa, Florida 33607.

(2) Calculated on the basis of 242,396,710 shares of common stock issued and outstanding as of June 30, 2004 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3) Mr. Huggins' wife Margaret J. Huggins is the stockholder. Mr. Huggins disclaims beneficial ownership of his wife's stock.

(4) Private Capital Group, Inc., a firm that Mr. Huggins is President owns 2,000,000 shares of common stock. Mr. Huggins's wife Margaret J. Huggins is the sole shareholder of Private Capital Group, Inc.

(5) On June 15, 2004 we entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously the Reporting Person exercised all of the 63,333,333 warrants in a cashless tender and acquired 60,000,000 shares through this exercise.

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


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We have related party advances and payables to stockholders in the amount of $270,126 as of March 31, 2004 for certain advances given to us and for consulting services rendered during the year ended March 31, 2004. These advances and payables are due on demand, unsecured, and non-interest bearing.

         Our President and Chief Executive Officer was issued 250,000 shares of our Common Stock valued at $48,750 for past services rendered during the year ended March 31, 2004.

         Our Chairman of the Board of Directors was issued 250,000 shares of our Common Stock valued at $48,750 for past services rendered during the year ended March 31, 2004.

         Our Chief Operating Officer was issued 550,000 shares of our Common Stock valued at $550 for past services rendered during the year ended March 31, 2003. In addition, this individual was granted stock options to purchase 450,000 shares of our Common stock as a performance bonus. These options were exercised during the year ended March 31, 2004 at an exercise price of $0.001.

         Our Chief Financial Officer was issued 250,000 shares of our Common Stock valued at $250 for services rendered during the year ended March 31, 2003. During March 2004, we issued 250,000 shares of our Common Stock valued at $48,750 for services rendered during the year.

         Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel owns 550,000 shares of our common stock. These shares were issued for legal services rendered.

         We relied upon Section 4(2) for the issuance of the above securities.

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

         (3) EXHIBITS.

(b) Reports on Form 8-K

         A Form 8-K dated February 9, 2004 was filed during the fourth quarter of fiscal 2004. The Report listed Items 2 and 7.

         A Form 8-K dated August 22, 2003 was filed during the third quarter of fiscal 2004. The Report listed Items 5 and 9.

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

10.2             Administrative Services Agreement between XRG G&A, Inc. and KDK Transport, Inc. dated
                 February 1, 2002. (1)

10.3             Lease Agreement between Highwoods/Florida Holdings, L.P. and XRG, Inc. dated September
                 5, 2002. (3)

10.4             Asset Purchase Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5             Fleet Owner Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5.5           Asset Acquisition Agreement Addendum between J. Bently Companies, Inc. and XRG, Inc.
                 (4)

10.6             Employment Agreement between Neil Treitman and XRG, Inc. (3)

10.7             Stock Option Agreement between Michael T. Cronin and XRG, Inc. (3)


10.8             Stock Option Agreement between Neil Treitman and XRG, Inc. (3)

10.9             Employment Agreement between Kevin Brennan and XRG, Inc. (4)

10.10            Employment Agreement between Stephen Couture and XRG, Inc. (4)

10.11            Consultant Agreement between Donald G. Huggins, Jr. and XRG, Inc. (4)

31.1             Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.(4)

31.2             Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.(4)

32               Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.(4)

1. Incorporated by reference to the Registrant's Form 10-KSB filed on July 10, 2002.

2. Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, File No. 0-49659, filed March 4, 2002.

3. Incorporated by reference to the Registrant's Form 10-KSB filed on July 14, 2003.

4.            Filed herewith


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2004 and March 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "All other fees" includes fees related to (or paid for) in the fiscal year ended March 31, 2004 and fees related to in fiscal year ended March 31, 2003.


                                  March 31, 2004            March 31, 2003
                                  --------------            --------------

(i)      Audit Fees                   $49,630                  $25,815
(ii)     Audit Related Fees             3,740                       --
(iii)    Tax Fees                          --                       --
(iv)     All Other Fees                    --                       --

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              XRG, Inc.

Date:   July 12, 2004                                By:      /s/ Kevin Brennan
                                                              -----------------
                                                              Kevin Brennan
                                                              President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE             DATE
         ---------                                   -----             ----

/s/ Kevin Brennan            President and Chief Executive
--------------------------   Officer (Principal Executive          July 12, 2004
Kevin Brennan                Officer) and Director

/s/ Stephen Couture          Vice President, Finance, Chief        July 12, 2004
--------------------------   Financial Officer and Director
Stephen Couture

/s/ Donald G. Huggins, Jr.   Chairman of the Board                 July 12, 2004
--------------------------
Donald G. Huggins, Jr.

                                       30

                           XRG, Inc. and Subsidiaries

                        Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003











                                    Contents



Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-2
    Consolidated Statements of Operations....................................F-3
    Consolidated Statements of Changes in Stockholders' Equity...............F-4
    Consolidated Statements of Cash Flows..............................F-5 - F-6
    Notes to Consolidated Financial Statements........................F-7 - F-13

             Report of Independent Registered Public Accounting Firm




Board of Directors
XRG, Inc. and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of XRG, Inc. and Subsidiaries as of March 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the management of XRG, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XRG, Inc. and Subsidiaries as of March 31, 2004 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 in conformity with United States generally accepted accounting principles.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
June 23, 2004


                                   XRG, Inc. and Subsidiaries
                                   Consolidated Balance Sheet
                                         March 31, 2004

Assets
Current assets:
   Accounts receivable, net of allowance of $83,000                          $         1,584,331
   Stock subscription receivable                                                       3,250,000
   Prepaid expenses                                                                       91,444
                                                                                -----------------
Total current assets                                                                   4,925,775

Fixed assets, net of accumulated depreciation                                            117,487

Other assets
   Deferred financing fees, net                                                           61,325
   Goodwill                                                                               21,603
   Transportation equipment deposits                                                     791,000
                                                                                -----------------
Total other assets                                                                       873,928
                                                                                -----------------

                                                                             $         5,917,190
                                                                                =================

Liabilities and Stockholders' Equity

Current liabilities:
   Bank overdraft                                                                         55,374
   Current portion of long-term debt                                                     362,500
   Accounts payable                                                                      576,683
   Accrued expenses                                                                      432,766
   Factorer line of credit                                                             1,303,688
   Related party advances and payables                                                   270,126
                                                                                -----------------
Total current liabilities                                                              3,001,137
                                                                                -----------------

Long-term liabilities:
   Convertible notes payable; net of unamortized discount
     of  $227,568                                                                        377,432
                                                                                -----------------
Total long-term liabilities                                                              377,432

                                                                                -----------------
Total liabilities                                                                      3,378,569
                                                                                -----------------

Stockholders' equity:
   Series A Preferred stock; $.001 par value; 5,000,000 shares authorized;
     5,000,000 shares issued and outstanding                                               5,000
   Preferred stock; $.001 par value; 45,000,000 shares authorized;
     0 shares issued and outstanding                                                           -
   Common stock; $.001 par value; 300,000,000 shares authorized;
     25,533,316 shares issued and 25,413,316 outstanding                                  25,533
   Common stock payable                                                                4,258,321
   Additional paid-in capital                                                         20,055,123
   Subscription receivable                                                                (5,000)
   Accumulated deficit for unrelated dormant operations                              (15,405,274)
   Accumulated deficit                                                                (5,742,595)
   Deferred stock compensation and consulting                                           (542,487)
   Treasury stock, at cost, 120,000 shares                                              (110,000)
                                                                                -----------------
Total stockholders' equity                                                             2,538,621
                                                                                -----------------

                                                                             $         5,917,190
                                                                                =================


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                                         Years Ended March 31,
                                                                                ----------------------------------------
                                                                                      2004                   2003
                                                                                -----------------      -----------------

Revenues
      Trucking revenue                                                        $        4,682,277     $          686,030
                                                                                -----------------      -----------------

Cost of revenues                                                                       3,283,415                789,924
                                                                                -----------------      -----------------

Gross profit (loss)                                                                    1,398,862               (103,894)

Expenses
      Selling, general and administrative expenses                                     3,838,338                584,661
      Bad debt expense                                                                 1,049,642                      -
                                                                                -----------------      -----------------
                                                                                       4,887,980                584,661

                                                                                -----------------      -----------------
Loss from operations                                                                  (3,489,118)              (688,555)

Interest expense                                                                        (183,836)              (105,464)
Intrinsic value of convertible debt and debt discount for
 value of detachable warrants                                                           (777,259)               (35,809)
                                                                                -----------------      -----------------

Net loss applicable to common shareholders                                    $       (4,450,213)    $         (829,828)
                                                                                =================      =================

Basic loss per common share                                                   $            (0.25)    $            (0.09)
                                                                                =================      =================

Basic weighted average number of
      common shares outstanding                                                       18,103,520              9,312,297
                                                                                =================      =================



The accompanying notes are an integral part of the consolidated financial statements.

                            XRG, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                        For the year ended March 31, 2004


                                                              Common Stock
                                                          -------------------                 Common        Stock
                                                           Number of             Treasury     Stock     Subscription
                                                            Shares     Amount     Stock       Payable     Receivable
                                                          ----------  ---------------------  ----------  ----------

Balance, March 31, 2002                                   9,262,912 $  9,263 $           - $         -  $        -

Stock issued for services at $.001                        1,386,864    1,387

Stock to be issued for interest                                                                 57,649

Issuance of warrants with convertible debt

Beneficial conversion feature of convertible debt

Net loss for the year
                                                          ----------  -------  ------------  ----------  ----------

Balance, March 31, 2003                                   10,649,776  10,650             -      57,649           -

XRG, Inc. preferred stock issued                                                                            (5,000)

Stock Subsciption                                                                            3,250,000

XRG, Inc. stock issued for interest                         243,570      244                   (57,649)

XRG, Inc. stock issued for warrant exchange               4,732,000    4,732

XRG, Inc. stock issued for warrants exercised               234,272      234

XRG, Inc. stock issued for options exercised                550,000      550

Beneficial conversion  feature of convertible debt

Discount on debt for value of warrants issued to debtholders

Value of warrants issued for services

Value of warrants issued for deferred financing fee

XRG, Inc. stock issued for cash                           1,845,000    1,845

XRG, Inc. stock to be issued for cash                                                          230,000

XRG, Inc. stock issued for note conversion                1,386,000    1,386

XRG, Inc. stock issued for deposit on transportation
 equipment                                                1,150,000    1,150                   304,000

XRG, Inc. stock issued for acquisition                      200,000      200                    19,000

XRG, Inc. stock issued for services and software          4,542,698    4,542

XRG, Inc. stock to be issued for services                                                      455,000

XRG, Inc. stock to be issued to certain shareholders                                               321

Treasury stock acquired                                                           (110,000)

Amortization of deferred consulting and compensation

Net loss for period

                                                         ----------- --------  ------------  ----------  ----------
Balance at March 31, 2004                                25,533,316  $25,533    $ (110,000) $4,258,321   $  (5,000)
                                                         =========== ========  ============  ==========  ==========



                                            Accumulated
       Preferred Stock                      Deficit for
   ------------------------  Additional      Unrelated                        Deferred
    Number of                 Paid-in        Dormant       Accumulated    Stock Consulting
     Shares       Amount      Capital       Operations       Deficit      and Compensation       Total
   -----------  ----------- ------------  --------------- -------------- -------------------------------

 $          -  $         -  $15,402,648  $   (15,405,274) $    (462,554) $           -  $      (455,917)

                                                                                                  1,387

                                                                                                 57,649

                                 20,209                                                          20,209

                                229,791                                                         229,791

                                                               (829,828)                       (829,828)
   -----------  ----------- ------------  --------------- -------------- -------------- ----------------

            -            -   15,652,648      (15,405,274)    (1,292,382)             -         (976,709)

    5,000,000        5,000                                                                            -

                                                                                              3,250,000

                                 57,405                                                               -

                                 (4,732)                                                              -

                                 44,766                                                          45,000

                                                                                                    550

                                507,780                                                         507,780

                                283,404                                                         283,404

                                111,743                                                         111,743

                                 35,900                                                          35,900

                                459,405                                                         461,250

                                                                                                230,000

                                691,614                                                         693,000

                                435,850                                                         741,000

                                137,800                                                         157,000

                              1,641,861                                       (297,500)       1,348,903


                                                                              (320,000)         135,000

                                   (321)                                                              -

                                                                                               (110,000)

                                                                                75,013           75,013

                                                             (4,450,213)                     (4,450,213)

   -----------  ----------- ------------  --------------- -------------- -------------- ----------------
    5,000,000 $      5,000  $20,055,123     $(15,405,274)   $(5,742,595)     $(542,487)      $2,538,621
   ===========  =========== ============  =============== ============== ============== ================


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                                         Years Ended March 31,
                                                                                   -----------------------------------
                                                                                         2004               2003
                                                                                   -----------------   ---------------

Operating activities
        Net loss                                                               $         (4,450,213) $       (829,828)
                                                                                   -----------------   ---------------

        Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization                                                   17,915             8,240
             Bad debt                                                                     1,049,642                 -
             Common stock and warrants issued for services and compensation               1,422,646             1,387
             Common stock to be issued for services and compensation                        135,000                 -
             Stock issued in lieu of interest                                                     -            57,649
             Amortization of discount and intrinsic value of convertible notes              777,259            36,357
             Amortization of deferred financing fees                                          8,475                 -
             Amortization of deferred stock compensation and consulting                      75,013                 -
             (Increase) decrease, net of effect of acquisition:
               Accounts receivable                                                       (1,193,213)           15,693
               Prepaid expenses                                                             (49,248)                -
             Increase (decrease), net of effect of acquisition:
               Accounts payable                                                             519,962            (9,515)
               Accrued expenses                                                             345,341             1,048
               Related party payables                                                       175,000                 -
                                                                                   -----------------   ---------------
          Total adjustments                                                               3,283,792           110,859
                                                                                   -----------------   ---------------

                                                                                   -----------------   ---------------
          Net cash used by operating activities                                          (1,166,421)         (718,969)
                                                                                   -----------------   ---------------

Investing activities
        Advances to J. Bently Companies, Inc.                                              (994,794)                -
        Purchase of equipment                                                               (29,055)          (37,647)
        Deposit on purchase of transportation equipment                                     (50,000)                -
                                                                                   -----------------   ---------------
        Net cash used by investing activities                                            (1,073,849)          (37,647)
                                                                                   -----------------   ---------------

Financing activities
        Bank overdraft                                                                      114,155                 -
        Factoring line of credit                                                            935,652                 -
        Net borrowings on related party advances                                             63,500                 -
        Proceeds from common stock issued and options exercised                             506,800                 -
        Proceeds from common stock to be issued                                             230,000                 -
        Proceeds from issuance of notes payable                                             565,000           493,000
        Principal payments on notes payable                                                 (47,500)          (35,000)
        Loan costs                                                                          (33,900)                -
        Payment for treasury stock                                                         (110,000)                -
                                                                                   -----------------   ---------------
        Net cash provided by financing activities                                         2,223,707           458,000
                                                                                   -----------------   ---------------

        Net decrease in cash                                                                (16,563)         (298,616)

        Cash at beginning of period                                                          16,563           315,179
                                                                                   -----------------   ---------------

        Cash at end of period                                                   $                 -  $         16,563
                                                                                   =================   ===============


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                     Years Ended March 31,
                                                    2004             2003
                                                ------------      ------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:

        Cash paid during the year for interest $     91,645      $     63,178
                                                ============      ============

       During the years ended March 31, 2004 and 2003, the Company recorded a discount on convertible notes payable of $791,184 and $250,000, respectively, which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes.

       During the year ended March 31, 2004, certain noteholders converted $693,000 in notes payable into 1,386,000 shares of common stock that was issued during the year. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company.

       During the year ended March 31, 2004, 4,732,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration.

       During the year ended March 31, 2004, the Company issued 1,150,000 shares of common stock recorded at $1,150,000 for deposits on transportation equipment purchased from J. Bently Companies, Inc. During April 2004, the Company modified the agreement with J. Bently Companies, Inc. to issue 800,000 shares of additional common stock and eliminate the true up provision in the agreement. Therefore the deposit on the transportation equipment was repriced based upon the terms of this revised agreement and the common stock shares were recorded at $437,000 which is a reduction of $713,000. The Company recorded a common stock payable of $304,000 for the 800,000 additional shares of common stock to be issued for additional consideration for the transportation equipment purchased from J. Bently Companies, Inc.

       During the year ended March 31, 2004, the Company issued 200,000 shares valued at $200,000 for a deposit on the acquisition of R&R Express Intermodal, Inc. In December 2003, the Company modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to purchase 100,000 of these shares for $100,000 which is reflected as treasury stock at cost. During April 2004, the Company modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to issue 50,000 shares of additional common stock and eliminate the true up provision in the agreement. Therefore the purchase price of R&R Express Intermodal, Inc/ was repriced based upon the terms of this revised agreement and the 100,000 shares of common stock were recorded at $138,000 which is a reduction of $62,000. The Company recorded a common stock payable of $19,000 for 50,000 additional shares of common stock to be issued for additional consideration for the purchase of R&R Express Intermodal, Inc.

       During the year ended March 31, 2004, the Company purchased software related to the trucking industry by issuing 100,000 shares of common stock valued at $38,000.

        During the years ended March 31, 2004 and 2003, the Company financed the purchase of computer equipment in the amount of $8,461 and $20,017, respectively.

        During the year ended March 31, 2004, the Company granted warrants to purchase approximately 133,333 shares of its common stock to the placement agent of the private placement. These warrants were valued at $35,900 and were recorded as deferred financing fees and will be amortized over the term of the related notes payable.

        The Company recorded a stock payable for 321,000 shares of common stock as additional shares to certain existing shareholders.

        The Company executed a Stock Purchase Agreement with Barron Partners, LP (the "Investor") on March 31, 2004. During April, under the terms of this Agreement, the Company issued the Investor 108,333,333 shares of its Common Stock for an aggregate purchase price $3,250,000. At March 31, 2004, the $3,250,000 is recorded as Common Stock Payable and as a Stock subscription receivable which was received into escrow on April 1 2004 and distributed to XRG on April 2, 2004 through April 30, 2004.

        During the year ended March 31, 2004, the Company issued 1,725,000 shares of common stock in exchange for consulting services valued at $617,500, of which $542,487 is recorded as deferred compensation since the services have yet to be provided.


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


1.      Background Information

XRG, Inc. (the "Company") was incorporated in the state of Delaware in November 2000. The Company acquires and operates both asset and non-asset based truck-load carriers, and markets sophisticated logistical expertise to freight shippers in the contiguous 48 states. The corporate headquarters are located in Tampa, Florida. Prior to the quarter ended September 30, 2003, the Company devoted substantially all of its efforts to establishing its freight transportation business and, therefore, was in the development stage since 1999. During the quarter ended September 30, 2003, the Company's planned principal operations commenced and significant revenues were realized which allowed the Company to emerge from its development stage status.

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

2.      Significant Accounting Policies

The significant accounting policies followed are:

        Principles of Consolidation
        ---------------------------
        The consolidated financial statements include the accounts of XRG, Inc. and its wholly owned subsidiaries, XRG G&A, Inc, XRG Logistics and R&R Express Intermodal, Inc. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates
        ----------------
        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of Credit Risks
        -----------------------------
        Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivable.

        The Company sells services and extends credit based on an evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms without requiring collateral. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

        receivables, customers payment history and the customer's current ability to pay its obligations. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Based upon management's review of accounts receivable the allowance for doubtful accounts of $83,000 is considered adequate. The Company does not accrue interest on past due receivables.

        Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of industries and locations served. Two customers individually comprised more than 10% of the Company's accounts receivable balance at March 31, 2004. One customer's balance represented 13.3% and the other 15.2% of total accounts receivable at March 31, 2004.

        One customer represented 10.3% of the Company's total revenue at March 31, 2004 and no customer represented more than ten percent of the Company's revenues for the year ending March 31, 2003.

        Cash is maintained with multiple financial institutions in the United States. Deposits with a bank may exceed the amounts of insurance provided on such deposits. Generally, the deposits may be redeemed on demand and, therefore, bear minimal risk.

        Revenue Recognition
        -------------------
        Operating revenues for the Company are recognized on the date the freight is delivered or the services are performed. Related costs of delivery of shipments in transit or services in progress are accrued as incurred and expensed when the revenue is recognized.

        Estimated Fair Value of Financial Instruments
        ---------------------------------------------
        The Company's financial instruments include cash, receivables, current assets, current liabilities including current notes payable. Management believes the estimated fair value of these financial instruments at March 31, 2004 approximate their carrying value as reflected in the consolidated balance sheets due to the short-term nature of these instruments. It is not practicable for the Company to estimate the fair value of our long-term convertible notes payable as there are not currently any quoted market prices available.

        Fixed Assets
        ------------
        Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Additions to and major improvements of equipment are capitalized. Maintenance and repairs are charged to expense as incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

        Long Lived Assets
        -----------------
        Management periodically reviews the Company's long-lived assets for indications of impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

        recoverable. If the non-discounted future cash flows of the long-lived assets are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. Management does not believe there is any impairment of long lived assets at March 31, 2004.

        Goodwill
        --------
        Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations.

        The Company follows the provision of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceed its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. Management does not believe there is any impairment of goodwill at March 31, 2004.

        Factoring Arrangement
        ---------------------
        The Company has entered into agreements with a factoring company to provide for the borrowing against eligible receivables of up to ninety percent of the face value of qualified receivables. The Company maintains any advances under these agreements as an obligation due under factoring arrangement and any receivables, net of allowances for losses, as assets pursuant to SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as such amounts are sold with recourse and therefore are reported in accordance with the provisions of applicable rules and guidelines.

        Income Taxes
        ------------
        Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that included the enactment date.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

        Valuation allowances have been established against the Company's deferred tax assets due to uncertainties in the Company's ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for our operating losses generated during 2004 and 2003 based on uncertainties concerning the Company's ability to generate taxable income in future periods. There was no income tax receivable at March 31, 2004 and 2003. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

        Stock-Based Transactions
        ------------------------
        The Company issues stock in lieu of cash for certain transactions. Generally, the fair value of the stock, based upon the quote fair market value is used to value the transactions.

        Loss Per Share
        --------------
        Loss per share is based on the weighted average number of common shares outstanding. All loss per share amounts in the consolidated financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Potential securities were not considered in the calculation since their effect would be anti-dilutive.

        Beneficial Feature of Convertible Debt
        --------------------------------------
        The Company records the intrinsic value of the beneficial feature of convertible debentures as additional paid in capital and amortizes the interest over the life of the debentures.

        Options and Warrants
        --------------------
        Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FASB No. 123), provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, for stock-based awards issued to employees, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 for stock-based awards issued to employees. Had the Company applied the fair value recognition provisions of FASB No. 123 to stock-based awards issued to employees it would not have a material effect on the financial statements.

        During the years ended March 31, 2004 and 2003, the Company recognized $283,404 and $20,209 as a discount on notes payable for warrants issued with convertible debt. The Company also issued stock options for the year ended March 31, 2003, however the fair value was not material to the financial statements and no expense was recorded. There was no options granted during the year ended March 31, 2004.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

       Recently Issued Pronouncements
       ------------------------------
       In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on April 1, 2003.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

3.      Fixed assets

As of March 31, 2004, the Company had the following fixed assets:

     Office equipment                              78,682
     Software                                      65,750
                                            ----------------
                                                  144,432
                                            ----------------
     Accumulated depreciation                     (26,945)
                                            ================
     Total Fixed assets, net              $       117,487
                                            ================

Depreciation totaled $17,915 and $4,605 for the years ended March 31, 2004 and 2003, respectively.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


4.      Goodwill

The Company recorded goodwill of $21,603 related to its acquisition of R&R Express Intermodal, Inc. during the year ended March 31, 2004 (See Note 13).

5.      Obligations Due Under Factoring Arrangement

The Company factors a significant portion of its accounts receivable. During the year ended March 31, 2004, the Company utilized the services of a couple factoring companies. Accounts receivable are factored to companies with full recourse for unpaid invoices in excess of 75 days old. The most recent agreement provides for the payment of factoring fees. As of March 31, 2004, the Company had $1,303,688 due under its factoring arrangements.

6.      Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following at March 31, 2004:



Notes  payable;  interest  ranging from 12.0% to 15.0%;  interest  only payments payable  quarterly;  principal  due at various  dates  between  October 2003 and
November  2004;  unsecured;  certain  notes are in  default  at March 31,  2004, subsequent  to the year  ended  March 31,  2004,  $15,000  of these  notes  were converted  into 75,000  shares of common  stock during April 2004 and $57,500 of
these notes were paid in cash.                                                            $102,500

Convertible  notes  payable;  interest  12.0%;  interest only  payments  payable quarterly;  principal due at various dates between  December 2004 and July 2005;
at maturity,  the note holder will be paid the remaining  unpaid principal at an
150% redemption premium plus accrued interest;  one year from the closing of the
Company's  first  trucking  acquisition,  the note holder can convert the unpaid principal and accrued interest at a conversion price equal to 50% of the average closing bid price of the Company's Common Stock;  unsecured;  subsequent to year ended March 31,  2004,  $485,000 of these notes were  converted  into  2,375,000
shares of the Company's common stock.                                                      495,000

Convertible  unsecured  notes  payable;  interest  15%;  the  first 6 months  of interest was put into escrow;  principal and remaining  interest is due December
31, 2004;  these notes may be converted  into the  Company's  common stock based upon a $0.15 price per share;  these debt  holders have the right to require the
Company to  purchase  all or any portion of the notes for cash at each month end beginning six months from  issuance;  Company is obligated to utilize 80% of the cash  proceeds  from  future  issuances  of certain  equity or debt  securities, exercise of warrants or options to repay the principal  and accrued  interest on
these notes prior to their maturity.                                                       270,000

Convertible note payable; interest 10%, interest only payments payable annually;
principal due on November 11, 2005,  collateral is senior position in the assets of XRG,  Inc.  This note is  convertible  into the  Company's  common stock at a
conversion price of $0.42 per share.                                                       100,000

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

                                                                                       ----------------
                                                                                           967,500
Less unamortized discount                                                                 (227,568)
                                                                                       ----------------
Total notes and notes payable                                                      $       739,932
Less current portion                                                                      (362,500)
                                                                                       ----------------
Long-term portion of notes and notes payable                                               377,432
                                                                                       ================

The following is a schedule by year of the principal payments required on these notes payable and long-term debt as of March 31, 2004:


            2005 ($340,000 of these notes are classified as long term as these notes were                  697,500
                    converted to common stock during April 2004)
            2006                                                                                           270,000
                                                                                                    ----------------
            Total note and notes payable                                                                   967,500
            Less unamortized discount                                                                     (227,568)
                                                                                                    ----------------
            Total notes and notes payable                                                          $       739,932
                                                                                                    ================

During the year ended March 31, 2004, the Company issued $170,000 of convertible notes payable. In connection with these notes, the Company issued detachable warrants to purchase 340,000 shares of the Company's restricted common stock at an exercise price of $0.001 per share.

During the year ended March 31, 2004, the Company issued a $100,000 convertible note to one individual with a conversion price of $.42 per share. In connection with this note, the Company issued detachable warrants to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.42 per share.

During the year ended March 31, 2004, the Company issued $270,000 of convertible notes payable. In connection with these notes, the Company issued three-year detachable warrants to purchase approximately 1,800,000 shares of the company's restricted common stock at an exercise price of $0.15 per share. The Company recorded deferred financing costs of $69,800 related to these notes of which $35,900 was the value of warrants issued to the placement agent. These deferred financing costs will be amortized over the term of the notes payable.

During the year ended March 31, 2004, the Company recorded a discount on convertible notes payable for $507,780 which related to the beneficial conversion feature of notes payable. The value of the detachable warrants granted in conjunction with the notes payable issued during the fiscal year 2004 was $283,404 based on the Company's calculation under the Black-Scholes option pricing model and was allocated to the note proceeds as a part of the discount on notes payable. These discounts are being amortized over the life of the related notes.

During the year ended March 31, 2004, certain note holders converted $693,000 in notes payable into 1,386,000 shares of common stock that was issued during the year. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 as interest expense at the time the notes were converted.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


7.      Lease Commitments

All of the Company's operating leases are less than one year. The Company rents equipment and facilities under operating leases with lease terms of less than one year.

Rent expense amounted to $754,707 and $25,642 for the years ended March 31, 2004 and 2003, respectively.

8.      Related Party Transactions

The Company has related party advances and payables to stockholders in the amount of $270,126 as of March 31, 2004 for certain advances given to the Company and for consulting services rendered during the year ended March 31, 2004. These advances and payables are due on demand, unsecured, and non-interest bearing.

The Company's President and Chief Executive Officer was issued 250,000 shares of the Company's Common Stock valued at $48,750 for past services rendered during the year ended March 31, 2004.

The Company's Chairman of the Board of Directors was issued 250,000 shares of the Company's Common Stock valued at $48,750 for past services rendered during the year ended March 31, 2004.

The Company's Chief Operating Officer was issued 550,000 shares of the Company's Common Stock valued at $550 for past services rendered during the year ended March 31, 2003. In addition, this individual was granted stock options to purchase 450,000 shares of the Company's Common stock as a performance bonus. These options were exercised during the year ended March 31, 2004 at an exercise price of $0.001. The Company has entered into an employment agreement with this officer.

The Company's Chief Financial Officer was issued 250,000 shares of the Company's Common Stock valued at $250 for services rendered during the year ended March 31, 2003. During March 2004, the Company issued 250,000 shares of its Common Stock valued at $48,750 for services rendered during the year.

In March 2003, the Company issued 100,000 shares of its Common Stock valued at $100 to an individual who is a partner in the law firm which serves as our corporate and securities counsel. In addition, this individual was granted stock options to purchase 100,000 shares of the Company's Common Stock. These options were exercised during the year ended March 31, 2004 at an exercise price of $0.001. This stock and options were for partial consideration for legal services rendered during the year ended March 31, 2003. During the year ended March 31, 2004, the Company issued 300,000 shares of its Common Stock valued at $78,000 for services performed during the year.

In January 2003, the Company issued 301,864 shares of its Common Stock valued at $302 to the wife of the former President and Chief Executive Officer of XRG International, Inc. These shares were in full satisfaction relating to consulting services provided prior to January 1, 2003.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

The Company's President and CEO, Chairman of the Board, and Vice President, Finance and CFO are the holders of an aggregate of 5,000,000 shares of Series A Voting Preferred Stock issued in July 2003. Each of these officers acquired 1,666,666 shares of Series A Voting Preferred Stock for the aggregate par value of $5,000. The Voting Preferred Stock has ten votes per share on all matters submitted to a vote of other holders of Common Stock. Besides preferential voting rights, the Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock is not subject to further calls or assessments by the Company.

The terms of the above may not necessarily have been on the same terms as if negotiated from unaffiliated third parties.

9.      Income Taxes

The Company has net operating loss carryforwards of approximately $5,990,000 at March 31, 2004 that expire from 2004 to 2024. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the Company's common stock, which took place in 1999. Under federal tax law, this change of ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards.

A valuation allowance is required by FASB No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent for March 31, 2004 was necessary.

At March 31, 2004 our non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:


Non-current deferred income tax asset:
                                                                                             Amounts
                                                                                        ------------------
Deferred income tax asset:
   Net operating loss carry forwards                                                 $         2,276,000
   Allowance for doubtful accounts                                                                69,000
                                                                                        ------------------
   Total deferred income tax asset                                                             2,345,000

Deferred income tax liability:
   Difference between book and tax for fixed assets                                               (7,000)
                                                                                        ------------------
   Total deferred income tax liability                                                            (7,000)
                                                                                        ------------------

                                                                                        ------------------
Less valuation allowance                                                                      (2,338,000)
                                                                                        ------------------
Net deferred income tax asset                                                        $                 -
                                                                                        ==================

Differences between the federal benefit computed at a statutory rate and our effective tax rate and provision are as follows as of March 31, 2004 and 2003:

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


                                                                                               2004                  2003
                                                                                        ---------------       ----------------
              Statutory benefit                                                    $        (1,513,072)              (281,000)
              State tax benefit, net of federal effect                                        (178,000)               (33,000)
              Increase in deferred income tax valuation allowance                            1,314,300                300,000
              Non-deductible expenses                                                          295,000                 14,000
              Loss of net operating loss carryforward                                           81,700
                                                                                       -----------------      -----------------
                                                                                   $                 -                      -
                                                                                       =================      =================

10.     Stock Options and Warrants

The Company grants warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the Company's Board of Directors.

On January 9, 2004, the Company filed a form S-8 to register 3,000,000 shares of common stock to be issued in conjunction with the Company's 2004 Non-Qualified Stock Option Plan. This Plan was established for non-employee directors, consultants and advisors to provide them nonstatutory stock options.

During the year ended March 31, 2004 and 2003, the Company issued warrants to purchase 2,390,000 and 1,555,770 shares, respectively of its common stock to note holders who lent monies to the Company. During the year ended March 31, 2004, the Company granted warrants to purchase 659,091 shares of its common stock to a consultant for services performed through March 31, 2004. These services were valued at $111,743 and were recorded as consulting expense during the year ended March 31, 2004. During the year ended March 31, 2004, the Company granted warrants to purchase approximately 133,333 shares of its common stock to a placement agent as part of their fee for raising the $270,000 of notes payable. These warrants were valued at $35,900.

During the year ended March 31, 2004, 4,732,000 shares of the Company's common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration.

During the year ended March 31, 2004, 234,272 shares of the Company's common stock were issued for warrants that were exercised. These warrants were exercised at an average exercise price of $0.19.

During the year ended March 31, 2004, 550,000 shares of the Company's common stock were issued for options that were exercised. These warrants were exercised at an exercise price of $0.001.

The fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value for the years ended March 31, 2004 and 2003:

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


                                           2004                       2003
                                           ----                       ----
        Dividend yield                          0%                        0%
        Risk-free interest rate      0.87% - 2.91%             1.57% - 2.99%
        Expected life                .25 - 5 years                 1-2 years
        Expected volatility                   257%                        0%

Following is a summary of the status of common stock option and warrant activity for the years ending March 31, 2003 and 2004:


                                                                           Warrants
                                                             --------------------------------------
                                                                                      Weighted
                                                                Number of             Average
                                                                 Warrants          Exercise Price
                                                             -----------------    -----------------
Outstanding, March 31, 2002                                         3,291,000           $   0.0002
Granted                                                             1,555,770               0.0376
Cancelled                                                           (361,200)              (0.0002)
                                                             -----------------    -----------------
Outstanding, March 31, 2003                                         4,485,570               0.0134

Granted                                                             3,182,424               0.1704
Exercised/Exchanged                                               (4,966,272)               0.0100
Cancelled                                                           (243,570)               0.2399
                                                             -----------------    -----------------
Outstanding, March 31, 2004                                         2,458,152           $   0.1709
                                                             =================    =================


Exercisable, March 31, 2004                                         2,458,152           $   0.1709
                                                             =================    =================

Weighted average fair value of warrants granted during the
year ended March 31, 2004                                                               $   0.2955
                                                                                  =================

Weighted average fair value of warrants granted during the
year ended March 31, 2003                                                               $        -
                                                                                  =================

                                                                            Options
                                                             --------------------------------------
                                                                 Number of            Weighted
                                                                                      Average
                                                                 Warrants          Exercise Price
                                                             -----------------    -----------------
Outstanding, March 31, 2002                                  $             -      $             -
Granted                                                              550,000               0.0010
                                                             -----------------    -----------------
Outstanding, March 31, 2003                                          550,000               0.0010
Exercised                                                           (550,000)              0.0010
                                                             -----------------    -----------------

Outstanding, March 31, 2004                                                -                    -
                                                             =================    =================


Weighted average fair value of options granted during the                         $             -
year ended March 31, 2004 and 2003                                                =================


                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


Following is a summary of the status of outstanding options and warrants at March 31, 2004:



                   Options and Warrants Outstanding                             Options and Warrants Exercisable
                   --------------------------------                             --------------------------------
                                    Weighted Average
  Range of                              Remaining           Weighted
  Exercise           Number         Contractual Life        Average               Number          Weighted Average
   Prices         Outstanding            (years)         Exercise Price         Exercisable        Exercise Price
-------------    ---------------    ------------------   ---------------      ----------------    ------------------

 $   0.15             1,933,333           3.18           $0.15                      1,933,333     $0.15
 $   0.20               375,000           0.16           $0.20                        375,000     $0.20
 $   0.26                49,819           0.10           $0.26                         49,819     $0.26
 $   0.42               100,000           3.62           $0.42                        100,000     $0.42
                 ---------------                                              ----------------
                      2,458,152                                                     2,458,152
                 ===============                                              ================

11.     Other equity transactions

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

In July 2003, three of the Company's officers and directors were issued an aggregate of 5,000,000 shares of Series A Voting Preferred Stock for the aggregate par value of the shares or $5,000 (See note 8).

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

On March 26, 2004 the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Voting Securities representing in excess of 51% of the total issued and outstanding shares of voting stock of the Company approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the number of shares of Common Stock that the Company is authorized to issue will be increased from 100,000,000 shares to 300,000,000 shares.

During the year ended March 31, 2004 the Company issued 243,570 shares of its common stock for interest on notes payable.

During the year ended March 31, 2004, the Company raised $461,250 pursuant to a stock purchase agreement in exchange for 1,845,000 shares of its restricted common stock. In addition, the Company received $230,000 to issue 1,533,333 shares of the Company's common stock. These shares were not issued by March 31, 2004 and the $230,000 was recorded as a common stock payable.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

During the year ended March 31, 2004, the Company purchased 100,000 shares of its common stock for $100,000 pursuant to the Stock Purchase Agreement Addendum between the Company and R&R Express Intermodal, Inc. dated January 1, 2004. These shares are classified as treasury stock at cost in the Company's financial statements. The Company also repurchased 20,000 shares of the Company's common stock for $10,000 during the year ended March 31, 2004.

During the year ended March 31, 2004, 4,542,698 shares of the Company's common stock were issued for services and software. These shares were valued at $1,646,403. During the year ended March 31, 2004, $297,500 of these services were recorded in deferred stock consulting and compensation account and will be expensed over the period of the terms of the agreements.

During the year ended March 31, 2004, the Company recorded a $455,000 common stock payable related to shares of common stock that are issuable at March 31, 2004 in accordance with certain consulting agreements. During the year ended March 31, 2004, $320,000 of these services were recorded in deferred stock consulting and compensation account and will be expensed over the period of the terms of the agreements.

The Company executed a Stock Purchase Agreement with Barron Partners, LP (the "Investor") on March 31, 2004. During April, under the terms of this Agreement, the Company issued the Investor 108,333,333 shares of its Common Stock for an aggregate purchase price $3,250,000. At March 31, 2004, the $3,250,000 is recorded as Common Stock Payable and as a Stock subscription receivable which was received into escrow on April 1 2004 and distributed to XRG on April 2, 2004 through April 30, 2004.

The Company issued the Investor two (2) warrants exercisable for shares of its Common Stock (the "A Warrant" and "B Warrant" - collectively the "Warrants"). The A Warrant grants the Investor the right to acquire up to 54,166,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The B Warrant grants the Investor the right to purchase up to 54,166,000 shares of the Company's Common Stock at an exercise price of $.25 per share. Each of the Warrants contains a cashless exercise provision. Each of the Warrants is callable by the Company if the closing market price of the Common Stock exceeds $1.00 for the A Warrant and $2.00 for the B Warrant for twenty (20) consecutive trading days. Each of the Warrants contains proportionate ratcheting anti-dilution protection for future issuances of equity securities and for our failure to meet certain earnings per share projections.

The Company also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


In connection with the Stock Purchase Agreement, the Company agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, the Company shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Provided that the Company complies with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for the Company's shares to be voted by our Board of Directors for one (1) year.

Subsequent to the end of the year, the Company issued 321,000 shares of common stock as additional shares to certain existing shareholders. These shares are recorded as common stock payable of $321 at March 31, 2004.

12.     Commitments and Contingencies

The Company has employment contracts with certain of its officers and employees. At March 31, 2004, the Company has minimum payments related to these employment contracts over the next five years of:

       2005   $         815,000
       2006             748,000
       2007             506,000
       2008             459,000
       2009             415,000
                 ---------------
              $       2,943,000
                 ===============

In May, 2003, a legal action was filed in Franklin County, Ohio, against XRG, Inc. (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January, 2004, the court granted our motion to dismiss the case for lack of proper jurisdiction in the State of Ohio. In February 2004, the landlord filed a legal action in Allegheny County, Pennsylvania. We filed a Complaint in Allegheny County in Common Please court for breach of lease and filed a counterclaim for damages. This legal action is in the preliminary stages. The Company believes that it has meritorious defenses against the above claims and intends to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded reserves regarding these matters in its financial statements as of March 31, 2004. The Company records a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the action discussed above, the Company believes that costs associated with them will not have a material adverse impact on its consolidated financial position.

In July 2003, a legal action was filed in Hillsborough County, Florida, against XRG, Inc. by the landlord of our current office space in Tampa, Florida. This legal action was for eviction and unpaid rent. A judgment was rendered against us and we subsequently paid the amount of the judgment in full in October 2003. A satisfaction of judgment has been entered in the case.

13.     Acquisition

On August 20, 2003, the Company entered into a Stock Purchase Agreement with R&R Express Intermodal, Inc., a Pittsburgh, Pennsylvania intermodal truckload carrier. R&R Express Intermodal, Inc. was purchased to increase the Company's presence in the truck transportation market. On January 1, 2004, the Company modified the original Stock Purchase Agreement and closed on the purchase of 100% of R&R Express Intermodal's common stock. The Company had previously issued 200,000 shares of common stock valued at $200,000 to R&R Express Intermodal, Inc.'s shareholders. During December 2003, 100,000 of the 200,000 previously issued shares were returned to treasury. R&R Express Intermodal, Inc. provides truck transportation for container freight from either a railroad yard or a port, to the freight's destination.

On April 12, 2004, the Company and R&R Express Intermodal, Inc. modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to issue 50,000 shares of additional common stock and eliminate the true up provision in the agreement. Therefore the purchase price of R&R Express Intermodal, Inc/ was repriced based upon the terms of this revised agreement and the 100,000 shares of common stock were recorded at $138,000 which is a reduction of $62,000. The Company recorded a common stock payable of $19,000 for the 50,000 additional shares of common stock to be issued.

The Company included the results of R&R Express Intermodal, Inc. in its financial statements beginning January 1, 2004. (the closing date of the transaction) The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash                                           $             58,781
Other current assets                                        488,162
Goodwill                                                     21,603
                                                  ------------------
     Total assets acquired                                   568,546
                                                  ------------------
Accrued expenses                                            (43,510)
Factorer line of credit                                    (368,036)
                                                  ------------------
    Total liabilities assumed                              (411,546)
                                                  ------------------
Total purchase price                           $            157,000
                                                  ==================


The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition had occurred on April 1, 2002. R&R Express Intermodal, Inc. began operations during January 2003; therefore the profroma results presented for the year ending March 31, 2003 include the R&R Express Intermodal, Inc. results from January 2003 (inception date) through March 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma results were as follows for the years ended March 31:

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

                                              2004                       2003
                                              ----                       ----
Revenues                     $             7,803,355     $           1,685,369
Net loss applicable to
 common shareholders         $            (4,132,874)    $          (1,092,735)

Basic loss per share         $                 (0.23)    $               (0.12)


14.     Equipment Purchases

In June 2003, the Company executed a purchase agreement with a truckload carrier (J. Bently Companies, Inc.) in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets was approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of the Company's Common Stock. The agreement relating to this equipment purchase contains a true up adjustment provision, which requires us to issue additional shares of our common stock based upon the then prevailing market price such that the total value of our common stock equals $1,150,000 at adjustment dates of six and twelve months from the closing date. During August 2003, the Company made the $50,000 cash payment and issued 1,150,000 shares of our Common Stock to the J. Bently Companies, Inc. shareholders which are classified as transportation equipment deposits in our financial statements until we are able to obtain a clear title to these assets.

On April 12, 2004 the Company modified the agreement with J. Bently Companies, Inc. to issue 800,000 shares of additional common stock and eliminate the true up provision of the agreement. Therefore the deposit on the transportation equipment was repriced based upon the terms of this revised agreement and the common stock shares were recorded at $437,000 which is a reduction of $713,000. The Company recorded a common stock payable of $304,000 for the 800,000 additional shares of common stock to be issued. At March 31, 2004, the transportation equipment deposits recorded on the Company's books is $791,000.

During the year ended March 31, 2004, the Company also entered into a fleet owner agreement with the truckload carrier to manage the utilization of these assets for a two year period. Pursuant to the terms of this agreement, the Company pays to the truckload carrier 67% of gross freight revenues as compensation for the movement of its freight. In addition, the Company agreed to pay 2% of gross revenues as a commission. During the year ended March 31, 2004, the Company advanced J. Bently Companies, Inc. $994,794. On March 31, 2004, this advance was determined to be uncollectible and written off as a bad debt.

15.     Subsequent Events

On June 15, 2004 the Company entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously Barron Partner, LP exercised all of the 63,333,333 warrants in a cashless tender and acquired 60,000,000 shares of the Company's Common Stock through this exercise.

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003


During April 2004, debt holders elected to convert $500,000 of their notes payable into 2,450,000 shares of the Company's common stock.

In April 2004, certain officers of the Company agreed to cancel all of their shares totaling 5,000,000 of Series A Preferred Stock in exchange for 15,000,000 shares of Common Stock. The Company has also agreed not to issue any shares of Preferred Stock for a period of one year. In June 2004, the exchange of Series A Preferred Stock for Common Stock was increased to 25,000,000 shares as a result of the exchange and cancellation of warrants for common stock of the Company's major shareholder. The Common Stock related to this exchange was issued during the quarter ended June 30, 2004.

The Company acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. ("EFS"), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an operator base fleet with a pool of approximately 270 trailers which shall be leased to the Company from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement ("MELA"). The MELA requires us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months, at which time the Company has the option to purchase the trailers for $1 million.

Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. In addition EFS shareholders were issued 7,500,000 shares of the Company's common stock as part of the merger and employment agreements.

EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. The major shareholder of EFS agreed to a 3 year employment agreement. All other individuals have 10 year employment agreements. Annual compensation ranges from $125,000 to $250,000 per annum. The agreements contain nondisclosure and restrictive covenant arrangements. If the agreements are terminated for any reason other than cause, the employees are due compensation for the remainder of the employment agreement's term.

The EFS Merger Agreement provides the Company with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its shareholders. The Company has withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. The Company has also issued a blanket corporate guaranty pursuant to which the Company guarantees all obligations of its EFS subsidiary pursuant to the terms of the Merger
Agreement, including but not limited to, the MELA, lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. The Company's blanket guaranty also contains cross default provisions.

The Company acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc. ("RSV"), a Tennessee corporation was the survivor in a merger with a subsidiary of the Company. RSV is now a wholly-owned subsidiary of the Company. The Company issued a total of 2,000,000 of its common stock to the two RSV shareholders. There was no cash paid at closing to the RSV

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

shareholders. The Company is obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. In order to secure this obligation the Company has placed the RSV shares it acquired pursuant to the Merger Agreement in escrow. The Company's failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares.

RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee.

Effective April 2, 2004 the Company acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. ("HTI"), an Alabama corporation in exchange for 350,000 shares of its restricted common stock. The Company assumed approximately $1,360,000 of HTI's equipment and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000, the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

Effective April 2, 2004 the Company closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. The Company issued a total of 200,000 shares of restricted common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, the Company did not assume any long-term equipment or other liabilities in connection with this acquisition. The Company agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. The Company entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. The Company has also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment.

On April 29, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. ("CTC"), a North Carolina corporation. The Company issued 1,200,000 shares of its restricted common stock to the two shareholders of CTC. The Company assumed approximately $474,000 of long-term debt and equipment leases relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. In order to secure this obligation, the Company has granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Company's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although the Company believes it will be

                           XRG, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The Company also entered into employment/consulting agreements with the CTC shareholders.

During the quarter ended June 30, 2004, the Company raised an additional $1,072,000 for 8,933,333 shares of Common Stock pursuant to a Stock Purchase Agreement from various accredited investors.


The following pro forma condensed balance sheet gives effect to the above events as if they had occurred on March 31, 2004. These pro forma statements are based upon the latest available balance sheets of the acquired companies.

                          XRG, Inc. and Subsidiaries
                       Pro Forma Condensed Balance Sheet
                                March 31, 2004
                                  (unaudited)


                                                                As Reported in     Pro Forma
                                                                Accompanying       Adjustments for
                                                                Financial          Subsequent       Proforma
                                                                Statements         Events           Balance Sheet
                                                                ----------------   ---------------  ----------------
Assets
Cash                                                          $                         1,250,000         1,250,000
Accounts receivable, net                                              1,584,331           367,851         1,952,182
Other current assets                                                  3,341,444        (2,186,161)        1,155,283
Fixed assets, net of accumulated depreciation                           117,487         1,579,742         1,697,229
Goodwill and intangible assets                                           21,603         8,957,018         8,978,621
Other assets                                                            852,325           299,652         1,151,977
                                                                ----------------   ---------------  ----------------

                                                              $       5,917,190        10,268,102        16,185,292
                                                                ================   ===============  ================

Liabilities and Stockholders' Equity

Bank Overdraft                                                           55,374            31,456            86,830
Accounts payable and accrued expenses                                 1,009,449         2,263,698         3,273,147
Factorer line of credit                                               1,303,688           224,101         1,527,789
Related party advances and payables                                     270,126                 -           270,126
Notes payable, convertible debt and lease payments                      739,932         4,684,847         5,424,779
Stockholders' equity:                                                 2,538,621         3,064,000         5,602,621
                                                                ----------------   ---------------  ----------------

                                                              $       5,917,190        10,268,102        16,185,292
                                                                ================   ===============  ================