Form 10QSB
period 2004-06-30
XRG INC
filed 2004-08-25
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2004
                                        -------------

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

Yes               No     X
     -----             -----

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 13, 2004 was 268,296,711.

         Transitional Small Business Disclosure Format:

Yes               No     X
     -----             -----

                           XRG, Inc. and Subsidiaries




                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
           June 30, 2004...............................................   1

         Condensed Consolidated Statements of Operations -
           Three months ended June 30, 2004 and 2003...................   2

         Condensed Consolidated Statements of Cash Flows -
           Three months ended June, 2004 and 2003......................   3

         Notes to Condensed Consolidated Financial Statements..........   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  13

Item 3.  Controls & Procedures.........................................  24

Part II - Other Information

Item 1. Legal Proceedings..............................................  24

Item 2. Change in Securities and Use of Proceeds.......................  25

Item 3. Defaults Upon Senior Securities................................  26

Item 5. Other Information..............................................  26

Item 6. Exhibits and Reports on Form 8-K...............................  26

  Signatures...........................................................  28



                                         XRG, Inc. and Subsidiaries
                                        Consolidated Balance Sheets
                                                (Unaudited)


                                                                                                                   June 30,2004
                                                                                                             ----------------------
Assets
Current assets:
    Cash                                                                                                  $                145,439
    Accounts receivable, net of allowance of $174,000                                                                    4,438,076
    Other current assets                                                                                                   472,334
                                                                                                             ----------------------
Total current assets                                                                                                     5,055,849

Fixed assets, net of accumulated depreciation                                                                            7,557,976

Other assets
    Goodwill and other intangible assets                                                                                 7,147,053
    Other assets                                                                                                           816,000
                                                                                                             ----------------------
Total other assets                                                                                                       7,963,053

                                                                                                          $             20,576,878
                                                                                                             ======================

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                                                                    1,294,061
    Current portion of long-term convertible debt; net of unamortized discount of $153,843                                 261,157
    Accounts payable                                                                                                     1,033,791
    Factorer line of credit                                                                                              2,233,786
    Accrued purchased transportation                                                                                       707,271
    Accrued payroll expenses                                                                                               581,576
    Accrued expenses - financings                                                                                          241,690
    Accrued expenses                                                                                                       169,573
    Related party advances and payables                                                                                    255,126
    Bank overdraft - Express Freight Systems, Inc.                                                                         100,647
    Factorer line of credit - Express Freight Systems, Inc.                                                              1,152,813
    Notes payable - Express Freight Systems, Inc.                                                                        1,192,412
    Current portion of capital lease obligations - Express Freight Systems, Inc.                                           419,620
    Accounts payable - Express Freight Systems, Inc.                                                                       601,412
    Accrued expenses - Express Freight Systems, Inc.                                                                       964,533
                                                                                                             ----------------------
Total current liabilities                                                                                               11,209,468
                                                                                                             ----------------------

Long-term liabilities:
    Notes payable                                                                                                        2,503,926
    Notes payable - Express Freight Systems, Inc.                                                                          461,442
    Capital lease obligations - Express Freight Systems, Inc.                                                            1,895,546
    Other long-term liabilities                                                                                             22,769
                                                                                                             ----------------------
Total long-term liabilities                                                                                              4,883,683

                                                                                                             ----------------------
Total liabilities                                                                                                       16,093,151
                                                                                                             ----------------------

Stockholders' equity:
    Series A Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
    Preferred stock; $.001 par value; 45,000,000 shares authorized;
      0 shares issued and outstanding                                                                                            -
    Common stock; $.001 par value; 300,000,000 shares authorized;
      242,576,711 shares issued and 242,236,711 outstanding                                                                242,576
    Common stock payable                                                                                                 1,102,501
    Additional paid-in capital                                                                                          28,007,227
    Subscription receivable                                                                                                 (5,000)
    Accumulated deficit for unrelated dormant operations                                                               (15,405,274)
    Accumulated deficit                                                                                                 (8,789,505)
    Deferred stock compensation and consulting                                                                            (513,798)
    Treasury stock, at cost, 340,000 shares                                                                               (155,000)
                                                                                                             ----------------------
Total stockholders' equity                                                                                               4,483,727
                                                                                                             ----------------------

                                                                                                          $             20,576,878
                                                                                                             ======================


The accompanying notes are an integral part of the consolidated financial statements.


                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three months ended June 30,
                                                                           ----------------------------------------
                                                                                 2004                   2003
                                                                           -----------------      -----------------


Revenues                                                                 $       10,366,112     $                -

Cost of revenues                                                                  9,207,265                      -
                                                                           -----------------      -----------------

Gross profit                                                                      1,158,847                      -


Selling, general and administrative expenses                                      3,739,470                162,490

                                                                           -----------------      -----------------
Loss from operations                                                             (2,580,623)              (162,490)

Interest expense                                                                   (392,562)               (36,505)
Intrinsic value of convertible debt and debt discount for value
   of  detachable warrants                                                          (73,725)              (429,266)
                                                                           -----------------      -----------------
                                                                                   (466,287)              (465,771)
                                                                           -----------------      -----------------

Net loss applicable to common shareholders                               $       (3,046,910)    $         (628,261)
                                                                           =================      =================

Basic loss per common shareholders                                       $            (0.03)    $            (0.06)
                                                                           =================      =================

Weighted average number of
      common shares outstanding                                                  89,275,213             10,693,097
                                                                           =================      =================



The accompanying notes are an integral part of the consolidated financial statements.




                                                            XRG, Inc. and Subsidiaries
                                                      Consolidated Statements of Cash Flows
                                                                  (Unaudited)



                                                                                         Three Month Period Ended June 30,
                                                                                     -----------------------------------------
                                                                                             2004                  2003
                                                                                     -------------------    ------------------

Operating activities
         Net loss                                                                $           (3,046,910)  $          (628,261)
                                                                                     -------------------    ------------------

         Adjustments to reconcile net loss to net cash used by operating activities:
               Depreciation and amortization                                                    244,005                 3,373
               Bad debt                                                                           8,000                     -
               Common stock and warrants issued for services and compensation                   876,000                     -
               Stock issued in lieu of interest                                                  66,000                17,832
               Amortization of discount and intrinsic value of convertible notes                 73,725               429,266
               Amortization of deferred financing fees                                           20,442                     -
               Amortization of deferred stock compensation and consulting                       163,689                     -
               (Increase) decrease, net of effect of acquisitions:
                 Accounts receivable                                                         (1,094,095)                    -
                 Other assets                                                                  (237,714)                    -
               Increase (decrease), net of effect of acquisitions:
                 Accounts payable                                                               409,327                42,473
                 Accrued expenses and other liabilities                                         965,567                   472
                                                                                      -------------------    ------------------
           Total adjustments                                                                  1,494,946               493,416
                                                                                      -------------------    ------------------

                                                                                      -------------------    ------------------
           Net cash used by operating activities                                             (1,551,964)             (134,845)
                                                                                      -------------------    ------------------

Investing activities
         Purchase of equipment                                                                   (3,144)                    -
         Cash paid for acquisition of business, net of cash acquired                         (1,960,213)
         Deposit on purchase of transportation equipment                                                              (50,000)
                                                                                      -------------------    ------------------
         Net cash used by investing activities                                               (1,963,357)              (50,000)
                                                                                      -------------------    ------------------

Financing activities
         Increase in bank overdraft                                                            (561,842)                    -
         Net proceeds from factoring line of credit                                             581,782                     -
         Net borrowings on stockholder advances                                                 (15,000)                    -
         Proceeds from common stock issued and to be issued and options exercised             4,087,476                45,000
         Proceeds from issuance of notes payable, net                                            29,526               130,120
         Principal payments on notes payable                                                   (351,725)                    -
         Payment for treasury stock                                                             (45,000)                    -
         Payments on capital lease                                                              (64,457)                    -
                                                                                      -------------------    ------------------
         Net cash provided by financing activities                                            3,660,760               175,120
                                                                                      -------------------    ------------------

         Net increase (decrease) in cash                                                        145,439                (9,725)

         Cash at beginning of period                                                                  -                16,563
                                                                                      -------------------    ------------------

         Cash at end of period                                                   $              145,439  $              6,838
                                                                                      ===================    ==================



The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries


           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                      Three  Months Ended
                                                             June 30,
                                                --------------------------------
                                                       2004              2003
                                                --------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:

        Cash paid during the period for interest      $244,467          $18,201
                                                ================================


        During the period ended June 30, 2004, note holders converted $490,000 in notes payable into 2,450,000 shares of common stock.

        During the period ended June 30, 2004, the Company issued 25,000,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock.

        During the period ended June 30, 2004, the Company issued 60,000,000 shares of its common stock in conjunction with a cashless warrant exercise by a warrant holder valued at $60,000.

        During the period ended June 30, 2004, the Company issued 11,600,000 shares of common stock in conjunction with several acquisitions. The fair value of assets acquired was $16,742,530 and the fair value of liabilities assumed was $11,037,680 (see Note 5 below for a detailed discussion of these acquisitions).

        During the period ended June 30, 2004, the Company granted warrants to purchase approximately 17,633,331 shares of its common stock for offering costs fees. These warrants were valued at $4,350,929. In addition, the Company paid offering costs of $386,890 during the three month period ended June 30, 2004.

        During the period ended June 30, 2004, the Company issued 500,000 shares of common stock in exchange for consulting services valued at $135,000 which was recorded as deferred consulting and will be amortized to consulting expense over the term of the consulting agreement.

        During the quarter ended June 30, 2004, the Company issued 111,154,333 shares of its common stock that was recorded as common stock payable at March 31, 2004.

        Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the quarter ended June 30, 2004, per the investor's request, $100,000 of the $200,000 investment was reclassified to an advance to the Company.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)

1.      Condensed Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended June 30, 2004 and 2003, (b) the financial position at June 30, 2004, and (c) cash flows for the three-month period ended June 30, 2004 and 2003, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2004. The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $3,047,000 for the three months ended June 30, 2004, has an accumulated deficit at June 30, 2004 of approximately $24,195,000, which consists of approximately $15,405,000 from unrelated dormant operations and $8,790,000 from current operations; and a negative tangible net worth of approximately $2,663,000 as of June 30, 2004. In addition, the Company has negative working capital of approximately $6,154,000 and has used approximately $1,552,000 of cash from operations for the three months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.      Per Share Calculations

Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three months ended June 30, 2004 and 2003. The basic weighted average shares outstanding for the three months ended June 30, 2004 and 2003 was 89,275,213 and 10,693,097, respectively. Common stock equivalents in the three -month periods ended June 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)


3.      Fixed assets

As of June 30, 2004, the Company had the following fixed assets:

               Trailers                                          3,844,900
               Tractors                                          3,696,500
               Machinery and equipment                              13,451
               Office equipment and software                       254,175
               Leasehold improvements                               19,900
                                                           ----------------
                                                                 7,828,926
                                                           ----------------
               Accumulated depreciation                            270,950
                                                           ================
               Total Fixed assets, net                     $     7,557,976
                                                           ================

During the quarter ending June 30, 2004, the Company acquired fixed assets totaling 7,681,350 related to the acquisitions it made (See acquisition note below).

Depreciation totaled approximately $244,000 and $3,400 for the three months ended June 30, 2004 and 2003, respectively.

4.      Capital lease obligations

As part of the EFS acquisition, the company financed the tractor and trailer assets acquired through a capital lease that expires in 2007. Therefore, the assets were recorded at fair value. The liability was recorded at the present value of the minimum lease payments. The asset is being amortized over its estimated productive life. Amortization of the asset held under the capital lease is included with depreciation expense. This lease requires payments of $55,000 a month for 36 months, at which time the Company is required to purchase the equipment for $1,000,000.The gross amount of the equipment and related accumulated amortization recorded under the capital lease are as follows.

                                                  June 30, 2004
                                                -------------------

      Equipment                                      $3,673,900
      Less accumulated amortization                     116,112
                                                -------------------
                                                     $3,557,788
                                                ===================

The minimum future lease payments under capital leases as of June 30, 2004 are as follows:

         Year Ending
          June 30,
      -----------------
            2005                              $        729,971
            2006                                       666,660
            2007                                     1,499,995
                                               -------------------
      Total minimum lease payments                   2,896,626
      Less amount representing interest                581,460
                                               -------------------

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)


      Present Value of net minimum lease payments    2,315,166
      Less amount currently due                        419,620
                                               -------------------
                                               $     1,895,546
                                               ===================


5.      Notes Payable

During the period ended June 30, 2004, certain note holders converted notes totaling $490,000 to common stock. The Company issued 2,450,000 shares of its common stock to these note holders for this conversion.

The following table outlines the notes payable balance for each subsidiary at June 30, 2004:


XRG, Inc.                                                                          $        261,157

Carolina Truck Connection, Inc. - Notes payable; interest
ranging from 6.48% to 8.53%; Monthly payments of approximately
$11,000; due at various dates between September 2005 to
December 2008; Secured by equipment.                                                        475,728

Express Freight Systems, Inc. - Notes payable; interest ranging from prime plus
2% to 7.5%; Monthly payments of approximately $15,000; Balloon of $1,000,000 due upon equity funding; Other notes due at various dates between September 2005 to
December 2008; Secured by equipment.                                                      1,653,854

Highway Transport, Inc. - Notes payable; interest
ranging from 6.25% to 14.95%; Monthly payments of approximately
$42,000; due at various dates between 2004 to
2006; Secured by equipment.                                                               1,487,402

RSV, Inc. - Notes payable; interest
ranging from 5.25% to 9.50%; Monthly payments of approximately
$59,000; due at various dates between 2004 to
2008; Secured by equipment.                                                               1,834,857
                                                                                          ---------

                                                                                    $     5,712,998
                                                                                          =========

6.  Other Equity Transactions

On June 15, 2004 the Company entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously Barron Partner, LP exercised all of its warrants in a cashless tender and acquired 60,000,000 shares of the Company's Common Stock through this exercise.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)

During April 2004, the Company collected the $3,250,000 that was recorded as a stock subscription receivable at March 31, 2004.

During the three months ended June 30, 2004, the Company issued 111,154,333 shares of common stock which were recorded in common stock payable at March 31, 2004.

During the period ended June 30, 2004, the Company issued 25,000,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock to three executives of the Company.

The Company has agreed not to issue any shares of Preferred Stock for a period of one year from June 2004.

During the quarter ended June 30, 2004, the Company raised an additional $1,120,000 for 9,333,335 shares of Common Stock pursuant to a Stock Purchase Agreement from various accredited investors. At June 30, 2004, 1,333,334 shares were issued and 8,000,001 shares were recorded as stock payable at a value of $960,000.

During the quarter ended June 30, 2004, the Company received $104,366 and issued 465,728 shares of its common stock related to the exercise of warrants.

During the period ended June 30, 2004, the Company issued 11,600,000 shares of common stock with a total value recorded at $2,703,850 in conjunction with several acquisitions.

During the period ended June 30, 2004, the Company granted warrants to purchase approximately 17,633,331 shares of its common stock for offering costs fees. These warrants were valued at $4,350,929.

During the period ended June 30, 2004, the Company issued 4,400,000 shares of common stock in exchange for services and compensation valued at $1,011,000 of which $135,000 was recorded as deferred consulting and will be amortized to consulting expense over the term of the consulting agreement.

During the three-month period ended June 30, 2004, the Company issued 300,000 shares of its common stock valued at $66,000 for interest on notes payable.

During the three-month period ended June 30, 2004, the Company acquired 196,364 shares of stock for $45,000 which brings the total treasury stock to 340,000 at June 30, 2004.

Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the quarter ended June 30, 2004, per the investor's request, $100,000 of the $200,000 investment was reclassified to an advance to the Company. The Company issued 500,000 shares of common stock during the three months ending June 30, 2004 for the $100,000 investment.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)

7.  Acquisitions

The Company is focused on acquiring, consolidating, and operating short and long haul truckload carriers. The Company's acquisition strategy targets both asset and non-asset based truckload carriers in the contiguous 48 states. Based upon this criteria, the Company made the following acquisitions:

Express Freight Systems, Inc.
-----------------------------
The Company acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. ("EFS"), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an owner-operator based fleet with a pool of approximately 270 trailers which shall be leased to the Company from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement ("MELA"). This lease was recorded as a capital lease obligation of $2,371,397 at the acquisition date. The MELA requires us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months, at which time the Company is required to purchase the trailers for $1 million. The Company also leases the office building through an operating lease with monthly lease payments of $6,000 through April 30, 2010. The Company also leases a facility in California which is a month to month lease with monthly lease payments of $30,677.

Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. An additional $1,000,000 was recorded as a liability to the shareholders of EFS and in addition EFS shareholders were issued 7,500,000 shares of the Company's common stock as part of the merger and employment agreements. These shares were valued at $1,657,500 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company also issued 350,000 shares for acquisition costs related to this acquisition. The 350,000 shares were valued at $77,350 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The total purchase price for EFS was $4,734,850.

EFS has a factoring agreement whereby its accounts receivable are factored with full recourse for unpaid invoices in excess of 90 days old. This agreement provides for the payment of factoring fees.

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

The EFS Merger Agreement provides the Company with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its shareholders. The Company has withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. The Company has also

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)

issued a blanket corporate guaranty pursuant to which the Company guarantees all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease, and lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. The Company's blanket guaranty also contains cross default provisions.

The Company included the results of EFS in its financial statements beginning April 21, 2004 (the closing date of the transaction). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

Accounts receivable                                    $           1,609,474
Other current assets                                                  99,031
Fixed assets                                                       3,739,650
Goodwill and other intangibles                                     5,679,625
                                                          -------------------
    Total assets acquired                                         11,127,780
                                                          -------------------
Accrued expenses and payables                                     (1,857,781)
Factorer line of credit                                           (1,501,129)
Capital lease obligations                                         (2,371,397)
Notes payable                                                       (662,623)
                                                          -------------------
    Total liabilities assumed                                     (6,392,930)
                                                          -------------------
Total purchase price                                   $           4,734,850
                                                          ===================


RSV, Inc.
---------
The Company acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc. ("RSV"), a Tennessee corporation was the survivor in a merger with a subsidiary of the Company. RSV is now a wholly-owned subsidiary of the Company. The Company issued a total of 2,000,000 of its common stock to the two RSV shareholders. These shares were valued at $510,000 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. There was no cash paid at closing to the RSV shareholders. The Company is obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. In order to secure this obligation the Company has placed the RSV shares it acquired pursuant to the Merger Agreement in escrow. The Company's failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. The majority RSV shareholder has granted the Company an extension of time to remove the guarantees on the RSV debt.

RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee.

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)


The Company included the results of RSV in its financial statements beginning May 1, 2004 (the closing date was April 29, 2004). Due to the circumstances regarding the refinancing of the RSV debt by XRG, Inc., the Company's accountants could not complete their review of RSV's financial statements for the period May 1, 2004 to June 30, 2004. These statements were provided by RSV's shareholders and are subject to adjustment. Any material changes will be filed in an amended quarterly report, if applicable. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

Cash                                                 $             39,787
Other current assets                                              147,528
Fixed assets                                                    2,030,000
Goodwill and other intangibles                                    758,532
                                                        ------------------
    Total assets acquired                                       2,975,847
                                                        ------------------
Accrued expenses and payables                                    (499,833)
Notes payable                                                  (1,966,014)
                                                        ------------------
    Total liabilities assumed                                  (2,465,847)
                                                        ------------------
Total purchase price                                 $            510,000
                                                        ==================

Highway Transport, Inc.
-----------------------
Effective April 2, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. ("HTI"), an Alabama corporation in exchange for 350,000 shares of its restricted common stock. These shares were valued at $95,200 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company acquired approximately $1,355,000 of HTI's equipment and assumed approximately $1,700,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000, the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

The Company included the results of HTI in its financial statements beginning April 1, 2004 (the closing date was April 2, 2004). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

Other current assets                                 $             38,910
Fixed assets                                                    1,355,200
Goodwill and other intangibles                                    390,993
                                                        ------------------
    Total assets acquired                                       1,785,103
                                                        ------------------

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)


Accrued expenses and payables                                     (96,000)
Notes payable                                                  (1,593,903)
                                                        ------------------
    Total liabilities assumed                                  (1,689,903)
                                                        ------------------
Total purchase price                                 $             95,200
                                                        ==================


Highbourne Corporation
----------------------
Effective April 2, 2004 the Company closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. The Company issued a total of 200,000 shares of restricted common stock to the two stockholders of HBC. These shares were valued at $47,600 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. Inasmuch as this is a non-asset based carrier, the Company did not assume any long-term equipment or other liabilities in connection with this acquisition. The Company agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. The Company entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. The Company has also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Company also agreed to a quarterly bonus program based upon quarterly operating results.

The Company included the results of HBC in its financial statements beginning April 1, 2004 (the closing date was April 2, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

Goodwill and other intangibles                 $             47,600
                                                  ------------------
    Total assets acquired                                    47,600
                                                  ------------------
    Total liabilities assumed                                     -
                                                  ------------------
Total purchase price                           $             47,600
                                                  ==================


Carolina Truck Connection, Inc.
-------------------------------
On April 30, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. ("CTC"), a North Carolina corporation. The Company issued 1,200,000 shares of its restricted common stock to the two shareholders of CTC. These shares were valued at $316,200 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended. In order to secure this obligation, the Company has granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Company's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)


within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although the Company believes it will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The Company also entered into employment/consulting agreements with the CTC shareholders.

The Company included the results of CTC in its financial statements beginning May 1, 2004 (the closing date was April 29, 2004). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

Fixed assets                                   $            556,500
Goodwill and other intangibles                              248,700
                                                  ------------------
    Total assets acquired                                   805,200
                                                  ------------------
Notes payable                                              (489,000)
                                                  ------------------
    Total liabilities assumed                              (489,000)
                                                  ------------------
Total purchase price                           $            316,200
                                                  ==================

8. Unaudited Pro Forma Consolidated Financial information for Acquisitions

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if each of the acquisitions had occurred on April 1, 2003. The unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma consolidated results were as follows for the three months ended June 30,:

                                         2004                       2003
                                --------------------       -------------------
Revenues                     $           11,604,069      $         10,251,615
Net loss applicable to
 common shareholders         $           (3,117,128)     $           (807,483)

Basic loss per share         $                (0.03)     $              (0.04)

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)



9. Subsequent Event

In August 2004, the Company raised an additional $1,250,000 in exchange for 12,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. In addition, Common Stock Purchase warrants were issued representing the right to purchase 3,125,000 shares of Common Stock at $0.10 per share. There were Finder's Fees associated with this financing consisting of $112,500 and Common Stock Purchase Warrants representing the right to purchase 1,250,000 shares of Common Stock at $0.10 per share and Common Stock Purchase Warrants representing the right to purchase 312,500 shares of Common Stock at $0.40 per share both with a five year term. These shares were issued to the Investors in a private placement transaction.

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


Overview

We are focused on acquiring, consolidating, and operating short and long haul truckload carriers. Our acquisition strategy targets both asset and non-asset based truckload carriers in the contiguous 48 states. We seek to increase volume within existing geographies while managing both the mix and yield of business to achieve profitability. Our business is both labor intensive and capital intensive. Our main focus is to leverage technology and achieve better asset utilization to improve cost and productivity. Our expansion plans are dependent upon, the availability of, among other things, suitable acquisition candidates, adequate financing, qualified personnel, and our future operations and financial condition.


Recent Acquisitions

We currently operate seven truckload carriers, of which, five of these carriers were acquired during this quarter ended June 30, 2004. The following table summarizes these recent acquisitions:

                                                                                 Long Term
                                                                                Debt/Equipment
                 Structure                  Common     Funds to be                Leases
                    of         Cash @       Shares       Used In      Broker      Assumed         Type of
 Acquisition    Transaction     Close       Issued      Operations     Fees     (Estimate)       Equipment     Equipment
--------------- ------------ ------------ ------------ ------------- ---------- ------------    -------------- -------------
RSV, Inc.       Merger                 0    2,000,000      $175,000    $15,750   $1,966,000     Van/Asset      42 Tractors
                                                                                                based
Express
Freight                                                                                         Van/Non-asset
Systems, Inc.   Merger        $2,000,000    7,500,000       300,000    207,000    3,034,000  *  based          106 O/O

Highway                                                                                                        32
Transport,      Asset                                                                           Flatbed/Asset  Tractors,
Inc.            Purchase               0      350,000       175,000     15,750    1,594,000     based          12 O/O

Highbourne      Asset                                                                           Van/Non-asset
Corporation     Purchase               0      200,000       175,000     15,750            0     based          34 O/O

Carolina
Truck
Connection,     Asset                                                                           Van/Asset      7 Tractors,
Inc.            Purchase               0    1,200,000       156,000     14,750      489,000     based          2 O/O
                             ------------ ------------ ------------- ---------- ------------
                              $2,000,000  11,250,000       $981,000   $269,000   $7,083,000

* Relates to a Master Lease agreement for approximately 270 trailers to be paid @ $55,000 per month for 36 months with a $1,000,000 buyout payment at the end of the lease.



MERGER WITH EXPRESS FREIGHT SYSTEMS, INC.

We acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. ("EFS"), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an owner-operator based fleet with a pool of approximately 270 trailers which shall be leased to the Registrant from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement ("MELA"). The MELA requires us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months. This MELA contains a $1,000,000 buyout at lease end. We also lease the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

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

The EFS Merger Agreement provides us with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its shareholders. We have withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. $10,640 of these taxes and liabilities were paid from escrow during the quarter ended June 30, 2004. We have also issued a blanket corporate guaranty pursuant to which we guarantee all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease and the lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. Our blanket guaranty also contains cross default provisions.


MERGER WITH RSV, INC.

We acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc., a Tennessee corporation ("RSV") was the survivor in a merger with a subsidiary of ours. RSV is now a wholly-owned subsidiary of ours. We issued a total of 2,000,000 of our common stock to the two RSV shareholders. There was no cash paid at closing to the RSV shareholders. We are obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days of the closing. In order to secure this obligation we have placed the RSV shares we acquired pursuant to the Merger Agreement in escrow. Our failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such refinancing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or payoff of such liabilities could potentially result in the unwinding of this acquisition because the former RSV shareholder would have the right to a return of the RSV shares to him from escrow. The majority RSV shareholder has agreed to an extension of time to complete a refinancing.


ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.

Effective April 2, 2004 we acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. ("HTI"), an Alabama corporation. We issued the shareholders of HTI 350,000 shares of our restricted common stock. We assumed approximately $1,700,000 of HTI's obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000, the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.


ASSET ACQUISITION OF HIGHBOURNE CORPORATION

Effective April 2, 2004 we closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. We issued a total of 200,000 shares of restricted common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, we did not assume any long-term equipment or other liabilities in connection with this acquisition. We agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. We entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. We have also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Registrant also agreed to a quarterly bonus program based upon quarterly operating results.


ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.

On April 30, 2004 we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation ("CTC"). We issued 1,200,000 shares of our restricted common stock to the two shareholders of CTC. We assumed approximately $490,000 of long-term debt relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. In order to secure this obligation, we have granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Registrant's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. This period has been verbally extended. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The CTC shareholder has agreed to an extension of time to complete a refinancing. We also entered into employment/consulting agreements with the CTC shareholders.


GENERAL

We acquired the operations of six trucking companies and the transportation equipment of one trucking company between September 2003 and April 2004. Through acquisitions and internal growth we expanded from approximately $4.5 million in revenue in our fiscal year ended March 31, 2004 to approximately $42 million run rate in fiscal 2005. We have established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table summarizes our current truckload carrier operations:


-------------------------------- ------------------ ------------- --------------------- ---------- ------------
            Company                Headquarters     Carrier Type  Owner/Operators or    Trailers    Closing
                                     Location                        Owned Tractors                   Date
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
J. Bently Companies, Inc.*       Sweetwater, TN     Van           17 Owner Operators,   209        September
                                                                  46 Fleet                         1, 2003*
                                                                  Contracted Tractors
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
R&R Express Intermodal, Inc.     Pittsburgh, PA     Intermodal    34 Owner Operators    -          January 1,
                                                                                                   2004
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
Highbourne Corporation           Champaign, IL      Van           34 Owner Operators    46         April 2,
                                                                                                   2004
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
Highway Transport                Evergreen, AL      Flatbed       32 Tractors, 12       47         April 2,
                                                                  Owner Operators                  2004
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
Express Freight Systems          Chattanooga, TN    Van           106 Owner Operators   242        April 21,
                                                                                                   2004
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
Carolina Truck Connection (CTC)  Fletcher, NC       Van           7 Tractors, 2 Owner   40         April 30,
                                                                  Operators                        2004
-------------------------------- ------------------ ------------- --------------------- ---------- ------------
RSV                              Kingsport, TN      Van           42 Tractors           -          April 29,
                                                                                                   2004
-------------------------------- ------------------ ------------- --------------------- ---------- ------------

*Began operating under a Fleet Owner and Independent Contractor Agreement on this date.


Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, and our average length of haul. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, general and administrative services, and other accessorial services.


Revenue Equipment

We operate approximately 332 tractors at June 30, 2004, of which approximately 81 are company-owned equipment and 251 are provided by independent contractors (owner operators) or by a fleet agreement. All of our trailers at June 30, 2004 were financed under operating leases, capital leases or short-term rental arrangements.

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in cost of revenues. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred. The majority of our current fleet is owner operator based.

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

We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectable. At June 30, 2004, the allowance for doubtful accounts was $174,000 or approximately 3.8% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.


RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003

XRG generated $10,366,112 in revenues during the three month period ended June 30, 2004 as compared to $-0- during the three month period ended June 30, 2003. Our revenues increased $10,366,112 from the three month period ended June 30, 2003 to the same period in 2004. This increase is the result of revenues attributable to five new truckload carrier operations that were completed in April 2004. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

Related expenses were $9,207,265 and $-0- resulting in a gross margin of $1,158,847 and -0- during the three month period ended June 30, 2004 and 2003, respectively. Related expenses during the three month period ended June 30, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended June 30, 2004 were owner-operator settlements of $4,760,730, equipment rental costs of $702,080, company driver payroll costs of $958,589, and fuel costs of $859,026. There were no related expenses during the three month period ended June 30, 2003. We expect our related expenses to significantly increase during our 2005 fiscal year as part of our acquisition plan.

For the three month period ended June 30, 2004, total selling, general and administrative expenses were $3,739,470 as compared to $162,490 for the same period of the previous year, an increase of $3,576,980 or 2201%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $876,000, general and administrative costs associated with our new acquisitions including insurance costs of $295,730, payroll costs of $552,661, and commissions of $248,256 during the three month period ended June 30, 2004.

Interest expense for the three month period ended June 30, 2004 and 2003 was $392,562 and $36,505, respectively. This increase of $356,057 is primarily the result of shares issued for payment of interest, interest on loans, and bank service charges. In addition, we incurred factorer fees of $109,771 during the three month period ended June 30, 2004. During the three month period ended June 30, 2004, approximately $500,000 of notes payable were converted into our common stock.

We recorded $73,725 and $429,266 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the three month period ended June 30, 2004 and 2003, respectively.

We had a net loss of $3,046,910 for the three month period ended June 30, 2004 as compared to a loss of $628,261 for the three month period ended June 30, 2003. This increase in our operating loss over that of the three month period ended June 30, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.

The basic loss per share was $.03 for the three month period ended June 30, 2004 compared to a basic loss per share of $.06 for the three month period ended June 30, 2003. The basic weighted average shares outstanding for the three month period ended June 30, 2004 was 89,275,213 as compared to 10,693,097 for the three month period ended June 30, 2003.


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

We issued the Investor two (2) warrants exercisable for shares of our Common Stock (the "A Warrant" and "B Warrant" - collectively the "Warrants"). The A

Warrant granted the Investor the right to acquire up to 54,166,000 shares of our Common Stock at an exercise price of $.10 per share. The B Warrant granted the Investor the right to purchase up to 54,166,000 shares of our Common Stock at an exercise price of $.25 per share. Each of the Warrants contained a cashless exercise provision. Each of the Warrants was callable by us if the closing market price of the Common Stock exceeds $1.00 for the A Warrant and $2.00 for the B Warrant for twenty (20) consecutive trading days. Each of the Warrants contained proportionate ratcheting anti-dilution protection for future issuances of equity securities and for our failure to meet certain earnings per share projections.

On June 15, 2004 we entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously the Reporting Person exercised all of the 63,333,333 warrants in a cashless tender and acquired 60,000,000 shares through this exercise.

There were Finder's Fees associated with this financing consisting of $325,000 and Common Stock Purchase Warrants representing the right to purchase 10,833,333 shares of Common Stock at $0.03 per share and Common Stock Purchase Warrants representing the right to purchase 6,000,000 shares of Common Stock at $0.01 per share both with a five year term.

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

During the quarter ended June 30, 2004, we raised $1,120,000 in exchange for 9,333,335 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $121,000 and Common Stock Purchase Warrants representing the right to purchase 800,000 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

In August 2004, we raised an additional $1,250,000 in exchange for 12,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. In addition, Common Stock Purchase Warrants were issued representing the right to purchase 3,125,000 shares of Common Stock at $0.10 per share. There were Finder's Fees associated with this financing consisting of $112,500 and Common Stock Purchase Warrants representing the right to purchase 1,250,000 shares of Common Stock at $0.10 per share and Common Stock Purchase Warrants representing the right to purchase 312,500 shares of Common Stock at $0.40 per share both with a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

During the three month period ended June 30, 2004, we used $1,551,964 in cash from operating activities as compared to $134,845 during the same period in 2003. Investing activities for the present three month period primarily consisted of acquisitions of truckload carriers of $1,960,213 and purchases of equipment of $3,144. Financing activities for three month period ended June 30, 2004 provided $3,660,760 primarily from proceeds from common stock issued an to be issued. In addition, a factoring line of credit provided $581,782. For the three month period ended June 30, 2004, cash increased $145,439 as compared to a decrease of $9,725 in the same period of the prior year.

We anticipate raising capital in the next twelve months from the issuance of our common stock. We anticipate that capital raised from the issuance of common stock and future working capital provided by completed truck-load carrier acquisitions, will sustain our operations over the next twelve months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

Seasonality

         In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

Inflation

         We believe that the impact of inflation on our operations is not material.


Item 3.  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. However, in connection with our ongoing evaluation of internal controls over financial reporting, certain internal control matters were noted that require corrective actions. Although we do not consider any existing deficiencies in our current controls and procedures to be material, we are currently improving accounting controls and procedures. Specifically, we have implemented a new accounting system during the period ended June 30, 2004, which placed all of our accounting data under one operating platform. The result should substantially reduce the need for adjusting journal entries and reconciliations in connection with the preparation of our financial statements. Furthermore, we plan to integrate our accounting software platforms with our trucking logistics software so that such information may be more efficiently compiled. We expect to complete the implementation of such improvements in our controls and procedures prior to our first fiscal year ending on or after April 15, 2005, which is currently the initial year of implementation of new Item 308 of Regulation SK regarding internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a materially adverse effect on us.

         In May, 2003, a legal action was filed in Franklin County, Ohio, against XRG, Inc. (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January 2004, the court granted our motion to dismiss the case for lack of proper jurisdiction in the State of Ohio. In February 2004, the landlord filed a legal action in Allegheny County, Pennsylvania. We filed a Complaint in Allegheny County in Common Please court for breach of lease and filed a counterclaim for damages. This legal action is in the preliminary stages. We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of June 30, 2004. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the action discussed above, we believe that costs associated with them will not have a material adverse impact on our consolidated financial position, but may be material to the consolidated results of operations or cash flows of any one period.


Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

         We executed a Stock Purchase Agreement with Barron Partners, LP (the "Investor") on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 108,333,333 shares of its Common Stock for an aggregate purchase price of $3,250,000 during the three month period ended June 30, 2004.

         On June 15, 2004 we entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously the Reporting Person exercised all of the 63,333,333 warrants in a cashless tender and acquired 60,000,000 shares through this exercise. These shares were issued during the three month period ended June 30, 2004.

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

         During the quarter ended June 30, 2004, we raised $1,120,000 in exchange for 9,333,335 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $121,000 and Common Stock Purchase Warrants representing the right to purchase 800,000 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to
         Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

         In August 2004, we raised an additional $1,250,000 in exchange for 12,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. In addition, Common Stock Purchase warrants were issued representing the right to purchase 3,125,000 shares of Common Stock at $0.10 per share. There were Finder's Fees associated with this financing consisting of $112,500 and Common Stock Purchase Warrants representing the right to purchase 1,250,000 shares of Common Stock at $0.10 per share and Common Stock Purchase Warrants representing the right to purchase 312,500 shares of Common Stock at $0.40 per share both with a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None


Item 5.  Other Information
         -----------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a) Exhibits

              Exhibit 10.4 Form of Subscription Agreement between Certain Investors and the Company dated June 2004.

              Exhibit 10.5 Form of Registration Rights Agreement between Certain Investors and the Company dated June 2004.

              Exhibit 10.6 Form of Financial Advisor Agreement between Vertical Capital Partners, Inc. and the Company dated June 17, 2004.

              Exhibit 10.7 Form of Barron Partners, LP Warrant Modification Agreements dated June 15, 2004.

              Exhibit 10.8 Form of Subscription Agreement between various Subscribers dated July 30, 2004.

              Exhibit 10.9 Form of Funds Escrow Agreement between various Subscribers, the Company, and Grushko & Mittman, P.C. ("Escrow Agent") dated July 30, 2004.

              Exhibit 10.10 Form of Warrant Agreements between various Subscribers and the Company dated July 30, 2004.

              Exhibit 10.11 Form of Warrant Agreement between certain finders and the Company dated March 31, 2004 and June 15, 2004.

              Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.

              Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.

              (b) Reports on Form 8-K

              During the quarter ended June 30, 2004, the Company filed with, or furnished to, the Securities and Exchange Commission (the "Commission") the following Current Reports on Form 8-K:

              Current Report on Form 8-K (Items 1, 2, and 7) dated April 30, 2004 (filed with the Commission on April 29, 2004) reporting the acquisitions of Highway Transport, Inc., Highbourne Corporation, Express Freight Systems, Inc., Carolina Truck Connection, Inc. and RSV, Inc. In addition, the filing reported a Change of Control and the Barron Partners, LP equity investment.

              Current Report on Form 8-K (Items 5 and 7) dated May 25, 2004 (filed with the Commission on May 27, 2004) reporting a PowerPoint presentation to various investors on that date.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XRG, Inc.

Dated:   8/25/2004

                                       /s/ Kevin Brennan
                                       -------------------------------
                                           Kevin Brennan
                                           President & CEO

                                       /s/ Stephen Couture
                                       -------------------------------
                                           Stephen Couture
                                           Vice President, Finance & CFO