Form 10QSB/A
period 2004-06-30
XRG INC
filed 2004-09-03
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB

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
                                                  ==================


Carolina Truck Connection, Inc.
-------------------------------
On April 30, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. ("CTC"), a North Carolina corporation. The Company issued 1,200,000 shares of its restricted common stock to the two shareholders of CTC. These shares were valued at $316,200 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended. In order to secure this obligation, the Company has granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Company's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt

                           XRG, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

              Three Months Ended June 30, 2004 and 2003 (Unaudited)


within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although the Company believes it will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. This period has been verbally extended. The Company also entered into employment/consulting agreements with the CTC shareholders.

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

We filed our original Form 10-QSB on August 25, 2004 without the consent of our independent certified public accountants. They had not completed their review of our June 30, 2004 financial statements at that time. This Amendment No.1 to Form 10-QSB amends our original filing, however, there were no material changes to the June 30, 2004 financial statements.

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

In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, we shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly which could amount to approximately $65,000 per month. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year.

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

During the three month period ended June 30, 2004, we used $1,551,964 in cash from operating activities as compared to $134,845 during the same period in 2003. Investing activities for the present three month period primarily consisted of acquisitions of truckload carriers of $1,960,213 and purchases of equipment of $3,144. Financing activities for three month period ended June 30, 2004 provided $3,660,760 primarily from proceeds from common stock issued and to be issued. In addition, a factoring line of credit provided $581,782. For the three month period ended June 30, 2004, cash increased $145,439 as compared to a decrease of $9,725 in the same period of the prior year.

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


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None


Item 5.  Other Information
         -----------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a) Exhibits

              Exhibit 10.4 Form of Subscription Agreement between Certain Investors and the Company dated June 2004.*

              Exhibit 10.5 Form of Registration Rights Agreement between Certain Investors and the Company dated June 2004.*

              Exhibit 10.6 Form of Financial Advisor Agreement between Vertical Capital Partners, Inc. and the Company dated June 17, 2004.*

              Exhibit 10.7 Form of Barron Partners, LP Warrant Modification Agreements dated June 15, 2004.*

              Exhibit 10.8 Form of Subscription Agreement between various Subscribers dated July 30, 2004.*

              Exhibit 10.9 Form of Funds Escrow Agreement between various Subscribers, the Company, and Grushko & Mittman, P.C. ("Escrow Agent") dated July 30, 2004.*

              Exhibit 10.10 Form of Warrant Agreements between various Subscribers and the Company dated July 30, 2004.*

              Exhibit 10.11 Form of Warrant Agreement between certain finders and the Company dated March 31, 2004 and June 15, 2004.*

              Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.**

              Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.**

              * Filed with our Form 10-QSB filed on August 25, 2004. ** Filed herewith

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

Dated:   9/1/2004

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