Form 10QSB
period 2004-09-30
XRG INC
filed 2004-11-16
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

         [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission File Number 0-49659

                                    XRG, INC.
                                    ---------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        DELAWARE                                    58-2583457
        --------                                    ----------
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                Identification No.)

            601 Cleveland Street, Suite 820 Clearwater, Florida 33755
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 475-3060
                                 --------------
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No     X
     ---                ---

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of October 31, 2004 was 273,663,378.

         Transitional Small Business Disclosure Format:

Yes               No     X
     ---                ---

                           XRG, Inc. and Subsidiaries

                                      Index



                                                                           Page
Part I - Financial Information                                             ----
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet -
           September 30, 2004..............................................   1

         Consolidated Statements of Operations -
           Three and Six months ended September 30, 2004 and 2003..........   2

         Consolidated Statements of Cash Flows -
           Three and Six months ended September 30, 2004 and 2003..........   3

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  19

Item 3.  Controls & Procedures.............................................  31

Part II - Other Information
---------------------------

Item 1. Legal Proceedings..................................................  31

Item 2. Change in Securities and Use of Proceeds...........................  32

Item 3. Defaults Upon Senior Securities....................................  34

Item 5. Other Information..................................................  34

Item 6. Exhibits and Reports on Form 8-K...................................  34


         Signatures........................................................  35


                                            XRG, Inc. and Subsidiaries
                                            Consolidated Balance Sheet


                                                                                 September 30,2004
                                                                                --------------------
Assets                                                                              (Unaudited)
Current assets:
    Accounts receivable, net of allowance of $29,000                            $      4,223,621
    Other current assets                                                                 483,593
                                                                                --------------------
Total current assets                                                                   4,707,214

Fixed assets, net of accumulated depreciation                                          5,094,545

Other assets
    Goodwill                                                                           4,542,563
    Other assets                                                                          35,392
                                                                                --------------------
Total other assets                                                                     4,577,955
                                                                                --------------------

                                                                                $     14,379,714
                                                                                ====================

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                           $      2,219,423
    Current portion of long-term convertible debt; net
     of unamortized discount of $73,724                                                  290,000
    Current portion of capital lease obligations                                           7,756
    Bank overdraft                                                                       473,850
    Accounts payable                                                                     612,292
    Accrued expenses                                                                     675,538
    Accrued purchased transportation                                                      53,726
    Accrued payroll expenses                                                             301,613
    Factor line of credit                                                              3,430,628
    Related party advances and payables                                                  255,126
                                                                                --------------------

Total current liabilities                                                              8,319,952
                                                                                --------------------

Long-term liabilities:
    Notes payable                                                                      2,002,407
    Convertible notes payable                                                            100,000
    Other long-term liabilities                                                           55,923
                                                                                --------------------
Total long-term liabilities                                                            2,158,330

                                                                                --------------------
Total liabilities                                                                     10,478,282
                                                                                --------------------

Stockholders' equity:
    Series A Preferred stock; $.001 par value; 5,000,000 shares authorized;                    -
    Preferred stock; $.001 par value; 45,000,000 shares authorized;                            -
    Common stock; $.001 par value; 500,000,000 shares authorized;
      265,003,379 shares issued and 260,793,379 outstanding                              265,003
    Common stock to be issued                                                            614,550
    Additional paid-in capital                                                        30,559,490
    Subscription receivable                                                               (5,000)
    Accumulated deficit                                                              (26,352,611)
    Treasury stock, at cost, 4,210,000 shares                                         (1,180,000)
                                                                                --------------------
 Total stockholders' equity                                                            3,901,432
                                                                                --------------------

                                                                                $     14,379,714
                                                                                ====================


The accompanying notes are an integral part of the consolidated financial statements.


                                                                      XRG, Inc. and Subsidiaries
                                                                Consolidated Statements of Operations
                                                                             (Unaudited)

                                                 Three months ended September 30,                Six months ended September 30,
                                        ---------------------------------------------    ------------------------------------------
                                                  2004                     2003                   2004                    2003
                                        ---------------------     -------------------    -------------------      -----------------


Revenues                               $          11,488,526    $            298,225   $         21,854,638     $          298,225

Cost of revenues                                   9,184,197                  22,970             18,391,462                 22,970
                                        ---------------------     -------------------    -------------------      -----------------

Gross profit                                       2,304,329                 275,255              3,463,176                275,255


Selling, general and
 administrative expenses                           2,905,568               1,063,135              6,645,038              1,225,625
Settlement loss                                      744,582                       -                744,582                      -
                                         ---------------------     -------------------    -------------------      -----------------
                                                   3,650,150               1,063,135              7,389,620              1,225,625
                                         ---------------------     -------------------    -------------------      -----------------

Loss from operations                              (1,345,821)               (787,880)            (3,926,444)              (950,370)

Interest expense                                    (731,892)                (32,437)            (1,124,454)               (68,942)
Intrinsic value of convertible debt
 and debt discount for value
   of detachable warrants                            (80,119)               (122,532)              (153,844)              (551,798)
                                        ---------------------     -------------------    -------------------      -----------------
                                                    (812,011)               (154,969)            (1,278,298)              (620,740)
                                        ---------------------     -------------------    -------------------      -----------------

Net loss applicable to common
shareholders                          $           (2,157,832)   $           (942,849)  $         (5,204,742)    $       (1,571,110)
                                        =====================     ===================    ===================      =================

Basic and diluted loss
 per common shareholders              $                (0.01)   $              (0.05)  $              (0.03)    $            (0.11)
                                        =====================     ===================    ===================      =================

Basic and diluted weighted average
 number of common shares outstanding             258,373,089              17,435,202            174,286,167             13,865,017
                                        =====================     ===================    ===================      =================


The accompanying notes are an integral part of the consolidated financial statements.


                                                              XRG, Inc. and Subsidiaries
                                                         Consolidated Statements of Cash Flows
                                                                     (unaudited)



                                                                                                Six months ended September 30,
                                                                                        -------------------------------------------
                                                                                                  2004                    2003
                                                                                        --------------------    -------------------

Operating activities
         Net loss                                                                   $            (5,204,742) $          (1,571,110)
                                                                                        --------------------    -------------------
         Adjustments to reconcile net loss to net cash used by operating activities:
                Depreciation and amortization                                                       466,524                  6,811
                Bad debt                                                                              8,000                      -
                Common stock, options and warrants issued for services and compensation             889,200                856,076
                Stock issued in lieu of interest                                                    158,000                  4,955
                Amortization of discount and intrinsic value of convertible notes                    73,725                551,798
                Amortization of deferred financing fees                                              20,442                      -
                Amortization of deferred stock compensation and consulting                          163,689                      -
                Settlement loss                                                                     707,131                      -
                (Increase) decrease, net of effect of acquisitions:
                  Accounts receivable                                                              (879,640)                     -
                  Other assets                                                                     (258,253)                     -
                Increase (decrease), net of effect of acquisitions:
                  Accounts payable                                                                 (154,097)                40,827
                  Accrued expenses and other liabilities                                             88,032                  9,340
                                                                                        --------------------    -------------------
           Total adjustments                                                                      1,282,753              1,469,807

                                                                                        --------------------    -------------------
            Net cash used by operating activities                                                (3,921,989)              (101,303)
                                                                                        --------------------    -------------------

Investing activities
         Purchase of equipment                                                                      (12,923)                (1,305)
         Acquisition for business, net of $39,787 cash acquired in acquisition                   (1,960,213)                     -
         Deposit on purchase of transportation equipment                                                  -                (50,000)
                                                                                        --------------------    -------------------
          Net cash used by investing activities                                                  (1,973,136)               (51,305)
                                                                                        --------------------    -------------------

Financing activities
         Bank overdraft                                                                             422,519                      -
         Increase in advances to J. Bently Companies, Inc.                                                -               (355,758)
         Factoring line of credit                                                                   625,811                      -
         Net borrowings (payments) on stockholder advances                                          (15,000)                 7,500
         Proceeds from common stock issued and to be issued and options exercised                 5,425,865                403,918
         Proceeds from issuance of notes payable, net                                               255,336                170,000
         Principal payments on notes payable                                                       (659,949)               (20,000)
         Payment for treasury stock                                                                 (95,000)                     -
         Payments on capital lease                                                                  (64,457)                     -
                                                                                        --------------------    -------------------
         Net cash provided by financing activities                                                5,895,125                205,660
                                                                                        --------------------    -------------------

         Net increase in cash                                                                             -                 53,052

         Cash at beginning of period                                                                      -                 16,563
                                                                                        --------------------    -------------------

         Cash at end of period                                                          $                 -     $           69,615
                                                                                        ====================    ===================


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries

                                                        Six Months Ended
                                                          September 30,
                                                     2004              2003
                                                --------------------------------
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:

        Cash paid during the period
        for interest                              $244,467          $36,188
                                                ================================


     During the first quarter of 2004, note holders converted $490,000 in notes payable into 2,450,000 shares of common stock.

     During the first quarter of 2004, the Company issued 25,000,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock.

     During the first quarter of 2004, the Company issued 60,000,000 shares of its common stock in conjunction with a cashless warrant exercise by a warrant holder valued at $60,000.

     During the first quarter of 2004, the Company issued 11,600,000 shares of common stock in conjunction with several acquisitions (see Note 7 below for a detailed discussion of these acquisitions). During the second quarter of 2004, the Company amended the agreement with Express Freight Systems, Inc.'s (EFS) prior shareholders which requires the EFS prior shareholders to return 3,750,000 shares of common stock which was recorded as treasury stock at September 30, 2004.

     During the six months ended September 30, 2004, the Company granted warrants to purchase approximately 22,460,831 shares of its common stock for offering costs fees. These warrants were valued at $5,205,003.

     During the six months ended September 30, 2004, the Company issued 500,000 shares of common stock in exchange for consulting services valued at $135,000 which was recorded as deferred consulting expense. In the second quarter of 2004 the Company determined that no more services will be performed so it was all expensed during September 2004.

     During the quarter ended June 30, 2004, the Company issued 111,154,333 shares of its common stock that was recorded as common stock payable at March 31, 2004.

     During the second quarter of 2004, the Company recorded 1,000,000 shares of common stock as issuable as a settlement with a prior employee. These shares were valued at $180,000 and recorded as a settlement loss.

     During the second quarter of 2004, the Company agreed to issue 1,916,667 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $0.10 per share.

     Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the six month period ended September 30, 2004, per the investor's request, $100,000 of the $200,000 investment was reclassified to an advance to the Company.


The accompanying notes are an integral part of the consolidated financial statements.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Six Months Ended September 30, 2004 and 2003 (Unaudited)

1.      Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six months ended September 30, 2004 and 2003, (b) the financial position at September 30, 2004, and (c) cash flows for the three and six-month periods ended September 30, 2004 and 2003, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2004. The results of operations for the six-month period ended September 30, 2004 are not necessarily indicative of those to be expected for the entire year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $5,205,000 for the six months ended September 30, 2004, has an accumulated deficit at September 30, 2004 of approximately $26,352,000, which consists of approximately $15,405,000 from unrelated dormant operations and $10,947,000 from current operations; and a negative tangible net worth of approximately $641,000 as of September 30, 2004. In addition, the Company has negative working capital of approximately $3,613,000 at September 30, 2004 and has used approximately $3,921,000 of cash from operations for the six months ended September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, the Company is identifying savings opportunities associated mostly with redundancies and economies of scale. The Company is focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan included the restructuring of the Company's Express Freight Systems, Inc., acquisition on August 16, 2004. In addition, the Company restructured its asset purchase of Highbourne Corporation on October 4, 2004. These restructurings fix our operating costs associated with these companies through an agency arrangement under terminal agreements. The Company's profit improvement plan may decrease its operating losses in the future, however, there is no assurance that this plan will be effective in obtaining profitability for the Company.

Stock Based Employee Compensation

For the stock options issued to employees, we have elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and six months ended September 30, 2004 and 2003:

On July 1, 2004, five year options to purchase 400,000 shares of the Company's common stock option plan were granted to the Chief Executive Officer of the Company at an exercise price of $.207 per share. Such options vest immediately. Fair value was determined at the date of grant using the Black-Scholes option pricing model using an expected dividend yield of -0-; a risk free interest rate of 1.11%; expected stock volatility of 46.17% and an expected option life of two days.


                                                 Three months ended                 Six months ended
                                                    September 30,                     September 30,
                                                    -------------                     -------------
                                                 2004           2003              2004              2003
                                                 ----           ----              ----              ----

Net loss, as reported                        $(2,157,832)   $(942,849)        $(5,204,742)      $(1,571,110)
Deduct:  Fair value of stock-based employee
          compensation costs                     (13,205)           -             (13,205)                -
Plus:    Intrinsic value of compensation
          costs included in net loss              13,200            -              13,200                 -

                                           --------------- --------------   ---------------   ---------------
   Pro forma net loss                        $(2,157,837)   $(942,849)        $(5,204,747)      $(1,571,110)
                                           =============== ==============   ===============   ===============

Loss per share:
 Basic and Diluted - as reported             $     (0.01)   $   (0.05)        $     (0.03)      $     (0.11)
                                           =============== ==============   ===============   ===============
 Basic  and Diluted - pro forma              $     (0.01)   $   (0.05)        $     (0.03)      $     (0.11)
                                           =============== ==============   ===============   ===============

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

2.      Per Share Calculations

Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three and six months ended September 30, 2004 and 2003. Common stock equivalents in the three and six month periods ended September 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding. At September 30, 2004 and 2003, 30,519,164 and -0- potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is antidilutive.

3.      Fixed assets

As of September 30, 2004, the Company had the following fixed assets:

      Trailers                                    $     3,680,800
      Tractors                                          1,556,500
      Machinery and equipment                               8,000
      Office equipment and software                       221,909
                                                  ----------------
                                                        5,467,209
      Accumulated depreciation                            372,664
                                                  ----------------
      Total Fixed assets, net                     $     5,094,545
                                                  ================

During the first quarter of 2004, the Company acquired fixed assets totaling $7,681,350 related to the acquisitions it made (See acquisition note below). During the second quarter of 2004, the Company recorded $1,369,800 of assets related to J. Bently Companies, Inc. commercial trailer equipment and reduced fixed assets by $3,620,491 in accordance with the amended agreement entered into with Express Freight Systems, Inc. prior shareholders during the second quarter (See acquisition note below).

Depreciation totaled approximately $467,000 and $6,800 for the six months ended September 30, 2004 and 2003, respectively.

4.      Capital lease obligations

As part of the EFS acquisition, the company financed the tractor and trailer assets acquired through a capital lease that expires in 2007. Therefore, the assets were recorded at fair value. The liability was recorded at the present value of the minimum lease payments. The asset is being amortized over its estimated productive life. Amortization of the asset held under the capital lease is included with depreciation expense. This lease required payments of $55,000 a month for 36 months, at which time the Company is required to purchase the equipment for $1,000,000. During the second quarter of 2004, the Company entered into an amendment to the agreement with the Express Freight Systems, Inc. prior shareholders which mutually terminated this capital lease. Therefore, during the second quarter of 2004, the Company eliminated this capital lease and the related fixed assets that were financed by the lease from its books in accordance with the amended agreement with the Express Freight Systems, Inc. prior shareholders (See acquisition note below).

5.      Notes Payable

During the first quarter of 2004, certain note holders converted notes totaling $490,000 to common stock. The Company issued 2,450,000 shares of its common stock to these note holders for this conversion.

The following table outlines the notes payable balance for each entity at September 30, 2004:


XRG, Inc.                                                                          $        336,276

Carolina Truck Connection,  Inc ("CTC") . - Notes payable; interest ranging from
6.48% to 8.53%;  Monthly payments of approximately  $6,000; due at various dates between September 2005 to December 2008 and a balloon payment of $226,000 due by
November 10, 2004; Secured by equipment.                                                    446,907

XRG  Logistics,  Inc. - Notes  payable;  interest  ranging from 4.08% to 14.34%;
Monthly payments of approximately  $53,000; due at various dates between 2004 to
2005; Secured by equipment.                                                                 643,869

Highway Transport,  Inc. - Notes payable; interest ranging from 6.25% to 14.95%;
Monthly payments of approximately  $42,000; due at various dates between 2004 to
2006; Secured by equipment.                                                               1,326,730

RSV,  Inc.  - Notes  payable;  interest  ranging  from  5.25% to 9.50%;  Monthly payments of  approximately  $59,000;  due at various dates between 2004 to 2008;
Secured by equipment.                                                                     1,858,048
                                                                                          ---------

                                                                                    $     4,611,830
                                                                                          =========

On September 10, 2004, the Company executed a promissory note with our major shareholder to refinance $225,810 of the CTC debt. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt. The remaining principal was due by November 10, 2004, however, our major shareholder has agreed to verbally extend this principal payment until January 2005.

6.  Other Equity Transactions

On June 15, 2004 the Company entered into an agreement with Barron Partners, LP (Investor) to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously Barron Partner, LP exercised all of its warrants in a cashless tender and acquired 60,000,000 shares of the Company's Common Stock through this exercise.

The Company also entered into a Registration Rights Agreement with the Investor. The Company is obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. Liquidating damages for non-filing of a Registration Statement amount to approximately $195,000 as of October 15, 2004. The Company filed a Registration Statement on November 12, 2004 and its major shareholder has verbally agreed to waive these liquidating damages.

In connection with the Stock Purchase Agreement, the Company agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, the Company shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Liquidating damages for lack of appointment of Independent Directors amount to approximately $195,000 as of October 15, 2004. Provided that the Company complies with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. The Company appointed 3 directors on November 15, 2004 and its major shareholder has verbally agreed to waive these liquidating damages.


In April 2004, the Company collected the $3,250,000 that was recorded as a stock subscription receivable at March 31, 2004.

In 2004, the Company issued 111,154,333 shares of common stock which were recorded in common stock payable at March 31, 2004.

In 2004, the Company issued 25,000,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock to three executives of the Company.

The Company has agreed not to issue any shares of Preferred Stock for a period of one year from June 2004.

In 2004, the Company raised $1,120,000 for 9,333,335 shares of Common Stock pursuant to a Stock Purchase Agreement from various accredited investors.

During the first quarter of 2004, the Company received $104,366 and issued 465,728 shares of its common stock related to the exercise of warrants.

In 2004, the Company issued 11,600,000 shares of common stock with a total value recorded at $2,703,850 in conjunction with several acquisitions.

In 2004, the Company issued 4,400,000 shares of common stock in exchange for services and compensation valued at $1,011,000 of which $135,000 was recorded as deferred consulting. In 2004, the remaining deferred consulting expense of $118,125 was recorded as settlement loss as the consultant was no longer providing services at September 30, 2004.

In 2004, the Company issued 300,000 shares of its common stock valued at $66,000 for interest on notes payable and recorded a common stock payable for 500,000 shares of its common stock valued at $92,000 for interest on notes payable.

In 2004, per the request of an investor, $100,000 of the $200,000 investment that was originally recorded as a common stock payable was reclassified to an advance to the Company. The Company issued 500,000 shares of common stock in 2004 for the remaining $100,000 investment.

In 2004, the Company raised an additional $1,450,000 ($1,252,488 net of cash offering costs) in exchange for 14,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors in a private placement transaction. In addition, five-year warrants were issued representing the right to purchase 3,625,000 shares of Common Stock at $0.10 per share. At September 30, 2004, 12,500,000 of these shares were issued and 2,000,000 shares were recorded in the common stock payable account.

In 2004, the Company granted warrants to purchase approximately 22,460,831 shares of its common stock for offering costs fees. These warrants were valued at $5,205,003. In 2004, the Company issued warrants to purchase 933,333 of its shares of common stock at an exercise price of $0.10 per share. These warrants previously had an exercise price of $0.12 to $0.15 per share and were repriced to $.10 per share. The difference in the value of these warrants using the $0.10 price per share was immaterial.

Pursuant to the terms of the EFS Merger Agreement the former EFS shareholders were issued 7,500,000 shares of the Registrant's common stock. 3,750,000 shares of the Company's common stock will be forfeited and returned to the Company as part of the EFS amendment (See acquisition note 7). These 3,750,000 shares valued at $975,000 are recorded as treasury stock. In 2004, the Company also acquired 316,364 shares of stock for $95,000 which brings the total treasury stock to 4,210,000 at September 30, 2004.

In 2004, the Company reached a settlement with one of its employees. In accordance with this settlement, the Company recorded a common stock payable of $180,000 for 1,000,000 shares to be issued to this former employee. The $180,000 was recorded as a settlement loss for the voluntary termination of the employee's employment agreement.

In 2004, the Company granted 400,000 common stock options to an employee. The exercise price was lower than the market value of the therefore the Company recorded $13,200 value for these options based upon the difference between the exercise price and the market value of the stock. During the second quarter of 2004, these options were exercised and the Company received $85,902.

In 2004, the Company agreed to issue 1,916,667 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $0.10 per share. At September 30, 2004, 1,866,667 of these shares were issued and 50,000 were recorded at a value of $50 in the common stock payable account. In addition, five-year warrants were issued to these investors representing the right to purchase 2,800,000 shares of Common Stock at $0.10 per share. Also, 1,800,000 warrants issued to investors during the first quarter of 2004 that had an exercise price of $0.15 per share were reissued at $0.10 per share.

7.  Acquisitions

The Company is focused on acquiring, consolidating, and operating short and long haul truckload carriers. The Company's acquisition strategy targets both asset and non-asset based truckload carriers in the contiguous 48 states. Based upon this criteria, the Company made the following acquisitions:

Express Freight Systems, Inc.
-----------------------------
The Company acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. ("EFS"), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an owner-operator based fleet with a pool of approximately 270 trailers which were leased to the Company from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement ("MELA"). This lease was recorded as a capital lease obligation of $2,371,397 at the acquisition date. The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months, at which time the Company was required to purchase the trailers for $1 million. The Company also leased the office building through an operating lease with monthly lease payments of $6,000 through April 30, 2010. The Company also leased a facility in California which is a month to month lease with monthly lease payments of $30,677.

Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. An additional $1,000,000 was recorded as a liability to the shareholders of EFS and in addition EFS shareholders were issued 7,500,000 shares of the Company's common stock as part of the merger and employment agreements. These shares were valued at $1,950,000 in total based upon the quoted trading price on the acquisition date. The Company also issued 350,000 shares for acquisition costs related to this acquisition. The 350,000 shares were valued at $91,000 in total based upon the quoted trading price on the acquisition date. The total purchase price for EFS was $5,041,000.

EFS had a factoring agreement whereby its accounts receivable are factored with full recourse for unpaid invoices in excess of 90 days old. This agreement provided for the payment of factoring fees.

EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. The former major shareholder of EFS agreed to a 3 year employment agreement. All other individuals have 10 year employment agreements. Annual compensation ranged from $125,000 to $250,000 per annum. The agreements contained nondisclosure and restrictive covenant arrangements. If the agreements are terminated for any reason other than cause, the employees are due compensation for the remainder of the employment agreement's term.

The EFS Merger Agreement provided the Company with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its prior shareholders. The Company withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. The Company also issued a blanket corporate guaranty pursuant to which the Company guaranteed all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease, and lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. The Company's blanket guaranty also contained cross default provisions.

On August 16, 2004, the Company and the former EFS Shareholders mutually agreed to amend the original Merger Agreement and simultaneously executed a Terminal Services Agreement. Major elements of this amendment includes:

o        The mutual termination of the Master Equipment Lease Agreement("MELA").

o The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

o Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 7,500,000 shares of the Registrant's common stock. 3,750,000 shares of our common stock was forfeited and returned to the Company as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment. This reduced the purchase price from $5,041,000 to $3,066,000.

o All six employment agreements were mutually terminated by the Company and the former EFS shareholders and employees.

o Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

o XRG, Inc. ("Carrier") and the former EFS shareholders ("Agent") executed a Terminal Agreement which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent's terminal. The term of the Terminal Agreement is ongoing with severe penalties if Agent terminates or violates the default provisions with damages of $2 million if occurring in the first year, and $400,000 less each year thereafter. The former EFS shareholders are held personally, jointly and severally, liable for these damages upon termination or default.


The Company included the results of EFS in its financial statements beginning April 21, 2004 (the closing date of the transaction). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and adjusted based upon the August 16, 2004 amendment. The Company is in the process of evaluating the fair value of the fixed assets purchased, thus the purchase price allocation has not been finalized and is subject to change.

Accounts receivable                                    $           1,609,474
Other current assets                                                  99,031
Other assets                                                          55,171
Goodwill and other intangibles                                     2,918,135
                                                          -------------------
    Total assets acquired                                          4,681,811
                                                          -------------------
Accrued expenses and payables                                       (114,682)
Factorer line of credit                                           (1,501,129)
                                                          -------------------
    Total liabilities assumed                                     (1,615,811)
                                                          -------------------
Total purchase price                                   $           3,066,000
                                                          ===================


RSV, Inc.
---------
The Company acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc. ("RSV"), a Tennessee corporation was the survivor in a merger with a subsidiary of the Company. RSV is now a wholly-owned subsidiary of the Company. The Company issued a total of 2,000,000 shares of its common stock to the two RSV shareholders. These shares were valued at $600,000 in total based upon the quoted trading price on the acquisition date. There was no cash paid at closing to the RSV shareholders. The Company is obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. In order to secure this obligation the Company has placed the RSV shares it acquired pursuant to the Merger Agreement in escrow. The Company's failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. The majority RSV shareholder has granted the Company an extension of time to remove the guarantees on the RSV debt.

RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee.

The Company included the results of RSV in its financial statements beginning May 1, 2004 (the closing date was April 29, 2004). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the fair value of the fixed assets purchased, thus the purchase price allocation has not been finalized and is subject to change.

Cash                                                 $             39,787
Other current assets                                              147,528
Fixed assets                                                    2,030,000
Goodwill and other intangibles                                    848,532
                                                        ------------------
    Total assets acquired                                       3,065,847
                                                        ------------------
Accrued expenses and payables                                    (499,833)
Notes payable                                                  (1,966,014)
                                                        ------------------
    Total liabilities assumed                                  (2,465,847)
                                                        ------------------
Total purchase price                                 $            600,000
                                                        ==================

Highway Transport, Inc.
-----------------------
Effective April 1, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. ("HTI"), an Alabama corporation in exchange for 350,000 shares of its common stock. These shares were valued at $98,000 in total based upon the quoted trading price on the acquisition date. The Company acquired approximately $1,355,000 of HTI's equipment and assumed approximately $1,700,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

The Company included the results of HTI in its financial statements beginning April 1, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the fair value of the fixed assets purchased, thus the purchase price allocation has not been finalized and is subject to change.

Other current assets                                 $             38,910
Fixed assets                                                    1,355,200
Goodwill and other intangibles                                    393,793
                                                        ------------------
    Total assets acquired                                       1,787,903
                                                        ------------------
Accrued expenses and payables                                     (96,000)
Notes payable                                                  (1,593,903)
                                                        ------------------
    Total liabilities assumed                                  (1,689,903)
                                                        ------------------
Total purchase price                                 $             98,000
                                                        ==================


Highbourne Corporation
----------------------
Effective April 2, 2004 the Company closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. The Company issued a total of 200,000 shares of common stock to the two stockholders of HBC. These shares were valued at $56,000 in total based upon the quoted trading price on the acquisition date. Inasmuch as this is a non-asset based carrier, the Company did not assume any long-term equipment or other liabilities in connection with this acquisition. The Company agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. The Company entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. The Company has also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Company also agreed to a quarterly bonus program based upon quarterly operating results.

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

Goodwill and other intangibles                 $             56,000
                                                  ------------------
    Total assets acquired                                    56,000
                                                  ------------------
    Total liabilities assumed                                    (-)
                                                  ------------------
 Total purchase price                           $            56,000
                                                  ==================


Carolina Truck Connection, Inc.
-------------------------------
On April 28, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. ("CTC"), a North Carolina corporation. The Company issued 1,200,000 shares of its common stock to the two shareholders of CTC. These shares were valued at $372,000 in total based upon the quoted trading price on the acquisition date. The Company assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended. In order to secure this obligation, the Company has granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Company's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although the Company believes it will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The Company also entered into employment/consulting agreements with the CTC shareholders.

On September 10, 2004, we executed a promissory note with our major shareholder to refinance approximately $225,000 of the CTC debt. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt. This Promissory note removes the majority CTC shareholder from the majority of the long-term debt and satisfies the security interest conditions of the Asset Purchase Agreement.

The Company included the results of CTC in its financial statements beginning May 1, 2004 (the closing date was April 28, 2004). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of evaluating the fair value of the fixed assets purchased, thus the purchase price allocation has not been finalized and is subject to change.

Fixed assets                                   $            556,500
Goodwill and other intangibles                              304,500
                                                  ------------------
    Total assets acquired                                   861,000
                                                  ------------------
Notes payable                                              (489,000)
                                                  ------------------
    Total liabilities assumed                              (489,000)
                                                  ------------------
Total purchase price                           $            372,000
                                                  ==================

8. Unaudited Pro Forma Consolidated Financial information for Acquisitions

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if each of the acquisitions had occurred on April 1, 2003. The unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma consolidated results were as follows:


                                      For the three months ended                For the six months ended
                                             September 30,                           September 30,
                                       2004                2003                 2004               2003
                                    -------------------------------          ---------------------------------
Revenues                         $   11,488,526      $  10,379,476         $    23,092,595    $    20,631,091
Net loss applicable to common
 shareholders                    $   (2,157,832)     $  (1,400,260)        $    (5,274,960)   $    (2,207,743)


Basic loss per share             $       (0.01)      $       (0.08)        $         (0.03)   $         (0.10)



9. Subsequent Events

On October 1, 2004, the Company executed a promissory note with our major shareholder for $166,275 for a down payment on 15 commercial tractors. Interest on this note is 6% per annum and included a loan origination fee of 7.5%. The entire principal, origination fee, and interest is due on December 1, 2004. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt.

In October 2004, we raised $1,275,000 in exchange for 12,750,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $85,000 and Common Stock Purchase Warrants representing the right to purchase 6,375,000 shares of Common Stock at $0.10 per share callable at $0.25 for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

On October 4, 2004, the Company ("Carrier") mutually entered into a five year Terminal Agreement with the shareholders of Highbourne Corporation under AGB

Transportation Services, LLC ("Agent"). This Terminal Agreement entitles the Highbourne Corporation shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent's terminal.

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


Recent Acquisitions

         We currently operate seven truckload carriers, of which, five of these carriers were acquired in April 2004. The following table summarizes our recent acquisitions:


                      Structure                  Common         Long Term
                         of        Cash @        Shares      Debt/Equipment            Type of
    Acquisition       Transaction   Close        Issued      Leases Assumed           Equipment     Equipment
--------------------- ---------- ------------ -------------- ----------------       -------------- ------------
RSV, Inc.             Merger               0      2,000,000       $1,966,000        Van/Asset      42 Tractors
                                                                                    based
Express Freight                                                                     Van/Non-asset
Systems, Inc.         Merger      $2,000,000      3,750,000                0  *     based          106 O/O
                                                                                                   32
Highway Transport,    Asset                                                         Flatbed/Asset  Tractors,
Inc.                  Purchase             0        350,000        1,594,000        based          12 O/O
Highbourne            Asset                                                         Van/Non-asset
Corporation           Purchase             0        200,000                0        based          34 O/O
                                                                                                   7
Carolina Truck        Asset                                                         Van/Asset      Tractors,
Connection, Inc.      Purchase             0      1,200,000          489,000        based          2 O/O
                                 ------------ -------------- ----------------
                                  $2,000,000      7,500,000       $4,049,000

* On August 16, 2004, This Merger Agreement was amended which reduced the common shares issued * to 3,750,000 and eliminated Long-Term Debt and Equipment Leases Assumed to $-0-.

MERGER WITH EXPRESS FREIGHT SYSTEMS, INC.

         We acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. ("EFS"), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an owner-operator based fleet with a pool of approximately 270 trailers which were leased to the Registrant from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement ("MELA"). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months. This MELA contained a $1,000,000 buyout at lease end. We also leased the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

         Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. In addition EFS shareholders were issued 7,500,000 shares of the Registrant's common stock. EFS was entitled to receive an additional $1,000,000 upon XRG competing a successful offering.

         EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. The president of EFS agreed to a 3 year employment agreement. All other individuals had 10 year employment agreements. Annual compensation ranged from $125,000 to $250,000 per annum. The agreements contained nondisclosure and restrictive covenant arrangements. If the agreements are terminated for any reason other than cause, the employees are due compensation for the remainder of the employment agreement's term.

         The EFS Merger Agreement provides us with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its shareholders. We have withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. $10,640 of these taxes and liabilities were paid from escrow during the six month period ended September 30, 2004. We have also issued a blanket corporate guaranty pursuant to which we guarantee all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease and the lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. Our blanket guaranty also contains cross default provisions.

         On August 16, 2004, the Company and the former EFS Shareholders mutually agreed to amend the original Merger Agreement and simultaneously executed a Terminal Services Agreement. Major elements of this amendment includes:

o The mutual termination of the Master Equipment Lease Agreement ("MELA"). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to us for the movement of our freight.

o The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

o 3,750,000 shares of our common stock will be forfeited and returned to us as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

o All six employment agreements were mutually terminated by us and the former EFS shareholders and employees.

o Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

o XRG, Inc. ("Carrier") and the former EFS shareholders ("Agent") executed a Terminal Agreement on August 16, 2004 which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent's terminal. The term of the Terminal Agreement is ongoing with severe penalties if Agent terminates or violates the default provisions with damages of $2 million if occurring in the first year, and $400,000 less each year thereafter. The former EFS shareholders are held personally, jointly and severally, liable for these damages upon termination or default.

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

ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.

         Effective April 2, 2004 we acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. ("HTI"), an Alabama corporation. We issued the shareholders of HTI 350,000 shares of our common stock. We assumed approximately $1,360,000 of HTI's obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000, the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

ASSET ACQUISITION OF HIGHBOURNE CORPORATION

         Effective April 2, 2004 we closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. We issued a total of 200,000 shares of common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, we did not assume any long-term equipment or other liabilities in connection with this acquisition. We agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. We entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. We have also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Registrant also agreed to a quarterly bonus program based upon quarterly operating results.

         On October 4, 2004, the Company ("Carrier") mutually entered into a five year Terminal Agreement with the shareholders Highbourne Corporation under AGB Transportation Services, LLC ("Agent"). This Terminal Agreement entitles the Highbourne Corporation shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent's terminal.


ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.

         On April 30, 2004 we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation ("CTC"). We issued 1,200,000 shares of our common stock to the two shareholders of CTC. We also entered into employment/consulting agreements with the CTC shareholders. We assumed approximately $490,000 of long-term debt relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. In order to secure this obligation, we have granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Registrant's failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The CTC shareholder has agreed to an extension of time to complete a refinancing. On September 10, 2004, we executed a promissory note with our major shareholder to refinance approximately $225,000 of this debt. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt.

GENERAL

MANAGEMENT'S INTERIM OPERATING PLAN

         We acquired the operations of six trucking companies and the transportation equipment of one trucking company between September 2003 and April 2004. Through acquisitions and internal growth we expanded from approximately $4.5 million in revenue in our fiscal year ended March 31, 2004 to approximately $46 million run rate in fiscal 2005. We have established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan focused on the restructuring of our acquisition of Express Freight Systems, Inc., on August 16, 2004. In addition, the Company restructured its asset purchase of Highbourne Corporation on October 4, 2004. These restructurings fix our operating costs for these companies through an agency arrangement under terminal agreements. The Company's profit improvement plan may decrease its operating losses in the future, however, there is no assurance that this plan will be effective in obtaining profitability for the Company.

         During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table summarizes our current truckload carrier operations:

----------------------------- ------------------ -------------- --------------------------- ---------- --------------
          Company               Headquarters     Carrier Type   Owner/Operators or Owned    Trailers   Closing Date
          -------               -------------    ------------   -------------------------   --------   ------------
                                  Location                               Tractors
                                  --------                               --------
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
J. Bently Companies, Inc.*    Sweetwater, TN     Van            17 Owner Operators, 46      209        September 1,
                                                                Fleet Contracted                       2003*
                                                                Tractors, 5 Company
                                                                Tractors
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
R&R Express Intermodal, Inc.  Pittsburgh, PA     Intermodal     34 Owner Operators          -          January 1,
                                                                                                       2004
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
Highbourne Corporation        Champaign, IL      Van            34 Owner Operators          46         April 2, 2004
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
Highway Transport             Evergreen, AL      Flatbed        32 Tractors, 12 Owner       47         April 1, 2004
                                                                Operators, 5 Company
                                                                Tractors
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
Express Freight Systems       Chattanooga, TN    Van            106 Owner Operators         242        April 21,
                                                                                                       2004
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
Carolina Truck Connection     Fletcher, NC       Van            7 Tractors, 2 Owner         40         April 28,
(CTC)                                                           Operators, 5 Company                   2004
                                                                Tractors
----------------------------- ------------------ -------------- --------------------------- ---------- --------------
RSV                           Kingsport, TN      Van            42 Tractors                 -          April 29,
                                                                                                       2004
----------------------------- ------------------ -------------- --------------------------- ---------- --------------

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

Revenue Equipment

         We operate approximately 347 tractors at September 30, 2004, of which approximately 96 are company-owned equipment and 251 are provided by independent contractors (owner operators) or by a fleet agreement. Of our trailers, at September 30, 2004, 584 were financed under operating, capital leases and short-term rental arrangements.

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

         We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectable. At September 30, 2004, the allowance for doubtful accounts was $29,000 or approximately .7% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.

         We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long- lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.


RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to three months ended September 30, 2003

         XRG generated $11,488,526 in revenues during the three month period ended September 30, 2004 as compared to $298,225 during the three month period ended September 30, 2003. Our revenues increased $11,190,301 or 3752% from the three month period ended September 30, 2003 to the same period in 2004. This increase is the result of revenues attributable to five new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         Cost of revenues were $9,184,197 and $22,970 resulting in a gross margin of $2,304,329 and $275,255 during the three month period ended September 30, 2004 and 2003, respectively. Related expenses during the three month period ended September 30, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended September 30, 2004 were owner-operator settlements of $5,078,226, equipment rental costs of $686,982, and company driver payroll costs of $1,066,580. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         For the three month period ended September 30, 2004, total selling, general and administrative expenses were $2,905,412 as compared to $1,063,135 for the same period of the previous year, an increase of $1,842,277 or 173%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $876,000, general and administrative costs associated with our new acquisitions including insurance costs of $601,867, payroll costs of $585,387, and agent commissions of $296,306 during the three month period ended September 30, 2004.

         We recorded a settlement loss of $744,582 for the three month period ended September 30, 2004 as compared to -0- for the same period of the previous year. This settlement loss is associated with the issuance of shares for the termination of an employment agreement and shares issued for services previously rendered.

         Interest expense for the three month period ended September 30, 2004 and 2003 was $731,892 and $32,437, respectively. This increase of $699,455 is primarily the result of interest on loans and bank service charges. In addition, we incurred factorer fees of $141,717 during the three month period ended September 30, 2004.

         We recorded $80,119 and $122,532 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the three month period ended September 30, 2004 and 2003, respectively.

         We had a net loss of $2,157,832 for the three month period ended September 30, 2004 as compared to a loss of $942,849 for the three month period ended September 30, 2003. This increase in our operating loss over that of the three month period ended September 30, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.

         The basic loss per share was $.01 for the three month period ended September 30, 2004 compared to a basic loss per share of $.05 for the three month period ended September 30, 2003. The basic weighted average shares outstanding for the three month period ended September 30, 2004 was 258,373,089 as compared to 17,435,202 for the three month period ended September 30, 2003.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

         XRG generated $21,854,638 in revenues during the six month period ended June 30, 2004 as compared to $298,225 during the six month period ended September 30, 2003. Our revenues increased $21,556,413 or 7,228% from the six month period ended September 30, 2003 to the same period in 2004. This increase is the result of revenues attributable to five new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         Cost of revenues were $18,391,462 and $22,970 resulting in a gross margin of $3,463,176 and $275,255 during the six month period ended September 30, 2004 and 2003, respectively. Related expenses during the six month period ended September 30, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended September 30, 2004 were owner-operator settlements of $9,838,956, equipment rental costs of $ 2,036,590, and company driver payroll costs of $2,025,170. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         For the six month period ended September 30, 2004, total selling, general and administrative expenses were $6,645,038 as compared to $1,225,625 for the same period of the previous year, an increase of $5,419,413 or 442%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $876,000, general and administrative costs associated with our new acquisitions including insurance costs of $1,401,091, payroll costs of $1,593,258, and agent commissions of $544,562 during the six month period ended September 30, 2004.

         We recorded a settlement loss of $744,582 for the six month period ended September 30, 2004 as compared to -0- for the same period of the previous year. This settlement loss is associated with the issuance of shares for the termination of an employment agreement and shares issued for services previously rendered.

         Interest expense for the six month period ended September 30, 2004 and 2003 was $1,124,454 and $68,942, respectively. This increase of $1,055,512 is primarily the result of interest on loans and bank service charges. In addition, we incurred factorer fees of $251,489 during the six month period ended September 30, 2004. During the six month period ended September 30, 2004, approximately $500,000 of notes payable were converted into our common stock.

         We recorded $153,844 and $551,798 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the six month period ended September 30, 2004 and 2003, respectively.

         We had a net loss of $5,204,742 for the six month period ended September 30, 2004 as compared to a loss of $1,571,110 for the six month period ended September 30, 2003. This increase in our operating loss over that of the six month period ended September 30, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.

         The basic loss per share was $.03 for the six month period ended September 30, 2004 compared to a basic loss per share of $.11 for the six month period ended September 30, 2003. The basic weighted average shares outstanding for the six month period ended September 30, 2004 was 174,286,167 as compared to 13,865,017 for the six month period ended September 30, 2003.


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

         We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. Liquidating damages for non-filing of a Registration Statement amount to approximately $195,000 as of October 15, 2004. We filed a Registration Statement on November 12, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.

         In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, we shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Liquidating damages for lack of appointment of Independent Directors amount to approximately $195,000 as of October 15, 2004. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. We appointed 3 directors on November 15, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.

         The Investor also required that certain of our current insiders agree to cancel all of their shares of Series A Preferred Stock in exchange for 15,000,000 shares of Common Stock. We also agreed not to issue any shares of Preferred Stock for a period of one (1) year. No insiders may sell any of their securities prior to November 30, 2004. The Investor has also required us to eliminate the floating conversion feature for all outstanding securities. In June 2004, the exchange of Series A Preferred Stock for Common Stock was increased to 25,000,000 shares as a result of the exchange and cancellation of warrants for common stock of our major shareholder. The Common Stock related to this exchange was issued during the six month period ended September 30, 2004.

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

         During the six month period ended September 30, 2004, we raised $2,620,000 in exchange for 26,200,002 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $262,000 and Common Stock Purchase Warrants representing the right to purchase 2,685,500 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

         During the six month period ended September 30, 2004, we used $3,921,989 in cash from operating activities as compared to $101,303 during the same period in 2003. Investing activities for the present six month period primarily consisted of acquisitions of truckload carriers of $1,960,213 and purchases of equipment of $12,923. Financing activities for six month period ended September 30, 2004 provided $5,895,125 primarily from proceeds from common stock issued and to be issued. In addition, a factoring line of credit provided $625,811. For the six month period ended September 30, 2004, cash increased $-0-as compared to an increase of $53,052 in the same period of the prior year.

         Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We incurred operating losses of approximately $5,205,000 for the six months ended September 30, 2004, have an accumulated deficit at September 30, 2004 of approximately $10,947,000 and $15,405,000 from unrelated dormant operations; and a negative tangible net worth of approximately $641,000 as of September 30, 2004. In addition, we have negative working capital of approximately $3,613,000 and have used approximately $3,972,000 of cash from operations for the six months ended September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Seasonality

         In the transportation industry, results of operations frequently show a seasonal pattern. Our operating results in the first and fourth calendar quarters are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and our ability to transport freight and increasing operating expenses.

Inflation

         Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. We believe that the net effect of inflation on our results of operations is minimal.

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

                  In May, 2003, a legal action was filed in Franklin County, Ohio, against XRG, Inc. (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January 2004, the court granted our motion to dismiss the case for lack of proper jurisdiction in the State of Ohio. In February 2004, the landlord filed a legal action in Allegheny County, Pennsylvania. We filed a Complaint in Allegheny County in Common Please court for breach of lease and filed a counterclaim for damages. In October 2004, we received a settlement offer from the landlord in the amount of $13,333.00 if paid on or before November 30, 2004. As of this date, management has not made a decision on settling this case. We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. We recorded reserves regarding these matters of $13,333.00 in our financial statements as of September 30, 2004.


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

                  We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The

         Investor is also granted incidental piggyback registration rights. Liquidating damages for non-filing of a Registration Statement amount to approximately $195,000 as of October 15, 2004. We filed a Registration Statement on November 12, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.

                  In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, we shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Liquidating damages for lack of appointment of Independent Directors amount to approximately $195,000 as of October 15, 2004. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. We appointed 3 directors on November 15, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.

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

                  During the six month period ended September 30, 2004, we raised $2,620,000 in exchange for 26,200,002 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $262,000 and Common Stock Purchase Warrants representing the right to purchase 2,685,500 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------
         None


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a) Exhibits

               Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.

               Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.

              (b) Reports on Form 8-K

               During the six month period ended September 30, 2004, the Company filed with, or furnished to, the Securities and Exchange Commission (the "Commission") the following Current Reports on Form 8-K:

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

               Current Report on Form 8-K (Items 4.01 and 9.01) dated October 12, 2004 (filed with the Commission on October 14, 2004) reporting changes in Registrant's Certifying Accountant.

               Current Report on Form 8-K (Item 5.02) dated November 15, 2004 (filed with the Commission on November 15, 2004) reporting the election of three board members.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          XRG, Inc.

Dated:   11/12/2004

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