Form 10QSB
period 2004-12-31
XRG INC
filed 2005-03-03
CIK 1168375

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2004
                                        -----------------

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

            601 Cleveland Street, Suite 820 Clearwater, Florida 33755
                    (Address of Principal Executive Offices)

                                 (727) 475-3060
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No    X
     ---               ---

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of February 22, 2005 was 14,504,871.

         Transitional Small Business Disclosure Format:

Yes               No    X
     ---               ---






                                                  XRG, Inc. and Subsidiaries



                                                             Index



                                                                                                            Page
Part I - Financial Information
------------------------------


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet -
           December 31, 2004.......................................................................           1

         Consolidated Statements of Operations -
           Three and Nine months ended December 31, 2004 and 2003..................................           2

         Consolidated Statements of Cash Flows -
           Nine months ended December 31, 2004 and 2003............................................           3

         Notes to Consolidated Financial Statements................................................           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................          17

Item 3.  Controls & Procedures.....................................................................          26

Part II - Other Information

Item 1. Legal Proceedings..........................................................................          29

Item 2. Change in Securities and Use of Proceeds...................................................          29

Item 3. Defaults Upon Senior Securities............................................................          31

Item 5. Other Information..........................................................................          33

Item 6. Exhibits and Reports on Form 8-K...........................................................          33


         Signatures................................................................................          35






                                         XRG, Inc. and Subsidiaries
                                         Consolidated Balance Sheet



                                                                                       December 31, 2004
                                                                                       -----------------
Assets                                                                                     (Unaudited)
Current assets:
   Accounts receivable, net of allowance of $133,746                               $           4,958,170
   Other current assets                                                                          907,294
                                                                                             -----------
Total current assets                                                                           5,865,464
                                                                                             -----------

Fixed assets, net of accumulated depreciation                                                  5,411,812

Other assets
   Goodwill                                                                                    4,606,520
   Other assets                                                                                   35,338
                                                                                             -----------
Total other assets                                                                             4,641,858
                                                                                             -----------

                                                                                   $          15,919,134
                                                                                             ===========

Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of long-term debt                                               $           1,840,806
   Current portion of long-term convertible debt;
     net of unamortized discount of $73,725                                                      231,276
   Current portion of capital lease obligations                                                    6,111
   Bank overdraft                                                                                630,205
   Accounts payable                                                                              762,759
   Accrued expenses                                                                              623,765
   Accrued purchased transportation                                                              102,798
   Accrued payroll expenses                                                                      234,424
   Factor line of credit                                                                       3,487,968
   Related party advances and payables                                                           163,126
                                                                                             -----------
Total current liabilities                                                                      8,083,238
                                                                                             -----------

Long-term liabilities:

   Notes payable                                                                               2,468,809
   Other long-term liabilities                                                                    55,923
                                                                                             -----------
Total long-term liabilities                                                                    2,524,732

                                                                                             -----------
Total liabilities                                                                             10,607,970
                                                                                             -----------

Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
     14,500,040 shares issued and outstanding                                                     14,500
   Common stock to be issued                                                                      24,000
   Additional paid-in capital                                                                 33,137,265
   Subscription receivable                                                                      (380,000)
   Accumulated deficit                                                                       (26,304,600)
   Treasury stock; at cost, 210,500 shares                                                    (1,180,000)
                                                                                             -----------
Total stockholders' equity                                                                     5,311,165
                                                                                             -----------

                                                                                   $          15,919,134
                                                                                             ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three months ended December 31,            Nine months ended December 31,
                                                          ---------------------------------         -------------------------------
                                                              2004                  2003                2004               2003
                                                          ------------         ------------         ------------       ------------
Revenues                                               $   12,130,523       $      908,066       $   33,985,161     $    1,206,291

Cost of revenues                                            8,078,692              228,130           26,470,154            251,100
                                                          ------------         ------------         ------------       ------------
Gross profit                                                4,051,831              679,935            7,515,007            955,190

Selling, general and administrative expenses                3,521,524              281,921           10,166,562          1,507,546
Settlement loss                                                     -                    -              744,582                  -
                                                          ------------         ------------         ------------       ------------
                                                            3,521,524              281,921           10,911,144          1,507,546
                                                          ------------         ------------         ------------       ------------

Income (loss) from operations                                 530,307              398,014           (3,396,137)          (552,356)

Interest expense                                             (482,296)            (153,799)          (1,606,750)          (222,741)

Intrinsic value of convertible debt and debt discount
   for value of  detachable warrants                                -                    -             (153,844)          (551,798)
                                                          ------------         ------------         ------------       ------------
                                                             (482,296)            (153,799)          (1,760,594)          (774,539)
                                                          ------------         ------------         ------------       ------------

Net income (loss) applicable to common shareholders     $      48,011       $      244,215        $  (5,156,731)     $  (1,326,895)
                                                          ============         ============         ============       ============

Basic income (loss) per common shareholder              $        0.00       $         0.22        $       (0.49)     $       (1.59)
                                                          ============         ============         ============       ============
Basic weighted average number of
      common shares outstanding                            13,920,467            1,110,354           10,456,005            832,791
                                                          ============         ============         ============       ============

Diluted income (loss) per common shareholder            $        0.00       $         0.21        $       (0.49)     $       (1.59)
                                                          ============         ============         ============       ============
Diluted weighted average number of
      common shares outstanding                            14,419,348            1,165,123           10,456,005            832,791
                                                          ============         ============         ============       ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                    Nine months ended December 31,
                                                                                                 ----------------------------------
                                                                                                       2004                2003
Operating activities
        Net loss                                                                           $        (5,156,731)   $      1,326,895)
                                                                                                 --------------      --------------
        Adjustments to reconcile net loss to net cash
          used by operating activities:
              Depreciation and amortization                                                            704,061              10,249
              Bad debt                                                                                 112,746                   -
              Common stock, options and warrants issued for services and compensation                1,290,536             856,076
              Stock issued in lieu of interest                                                         188,400               4,955
              Amortization of discount and intrinsic value of convertible notes                         73,725             671,053
              Amortization of deferred financing fees                                                   20,442                   -
              Amortization of deferred stock compensation and consulting                               163,689                   -
              Settlement loss                                                                          707,131                   -
              (Increase) decrease, net of effect of acquisitions:
                Accounts receivable                                                                 (1,719,579)            (66,408)
                Other assets                                                                          (681,954)                  -
              Increase (decrease), net of effect of acquisitions:
                Accounts payable                                                                        (3,630)             46,278
                Accrued expenses and other liabilities                                                 107,183               9,491
                                                                                                 --------------      --------------
          Total adjustments                                                                            962,750           1,531,694

                                                                                                 --------------      --------------
          Net cash used by operating activities                                                     (4,193,981)            204,799
                                                                                                 --------------      --------------

Investing activities
        Purchase of equipment                                                                         (567,673)             (1,305)
        Acquisition for business, net of $39,787 cash acquired in acquisition                       (1,960,213)                  -
        Deposit on purchase of transportation equipment                                                      -             (50,000)
                                                                                                 --------------      --------------
        Net cash used by investing activities                                                       (2,527,886)            (51,305)
                                                                                                 --------------      --------------

Financing activities

        Bank overdraft                                                                                 578,874             191,084
        Increase in advances to J. Bently Companies, Inc.                                                    -          (1,142,653)
        Factoring line of credit                                                                       683,151              59,094
        Net borrowings (payments) on stockholder advances                                             (260,000)             38,500
        Proceeds from common stock issued and to be issued and options exercised                     6,730,853             463,918
        Proceeds from common stock to be issued                                                              -              80,000
        Proceeds from issuance of notes payable, net                                                   421,611             270,000
        Principal payments on notes payable                                                         (1,271,520)            (30,000)
        Payment for treasury stock                                                                     (95,000)           (100,000)
        Payments on capital lease                                                                      (66,102)                  -
                                                                                                --------------      --------------
        Net cash provided by financing activities                                                    6,721,867            (170,057)
                                                                                                --------------      --------------
        Net increase in cash                                                                                 0             (16,563)

        Cash at beginning of period                                                                          0              16,563
                                                                                                --------------      --------------
        Cash at end of period                                                             $                  0   $               0
                                                                                                ==============      ==============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      December 31,
                                                               2004              2003
                                                          --------------------------------
Supplemental disclosures of cash flow
        information and noncash investing
        and financing activities:
               Cash paid during the period for interest     $614,935          $64,139
                                                          ================================

        During the first quarter of 2004, note holders converted $490,000 in notes payable into 122,500 shares of common stock.

        During the first quarter of 2004, the Company issued 1,250,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock to three executives.

        During the first quarter of 2004, the Company issued 3,000,000 shares of its common stock in conjunction with a cashless warrant exercise by a warrant holder valued at $60,000.

        During the first quarter of 2004, the Company issued 580,000 shares of common stock in conjunction with several acquisitions. The estimated fair value of assets acquired was $16,742,530 and the fair value of liabilities assumed was $11,037,680. (see Note 7 below for a detailed discussion of these acquisitions). During the second quarter of 2004, the Company amended the agreement with Express Freight Systems, Inc.'s
        (EFS) prior shareholders which requires the EFS prior shareholders to return 187,500 shares of common stock which was recorded as treasury stock at September 30, 2004.

        During the second quarter of 2004, the Company granted warrants to purchase approximately 1,123,041 shares of its common stock for offering costs fees. These warrants were valued at $5,205,003.

        During the second quarter 2004, the Company issued 25,000 shares of common stock in exchange for consulting services valued at $135,000 which was recorded as deferred consulting expense. In the second quarter of 2004 the Company determined that no more services will be performed so it was all expensed during September 2004.

        During the quarter ended June 30, 2004, the Company issued 5,557,717 shares of its common stock that was recorded as common stock payable at March 31, 2004.

        During the second quarter of 2004, the Company recorded 50,000 shares of common stock as issuable as a settlement with a prior employee. These shares were valued at $180,000 and recorded as a settlement loss.

        During the second quarter of 2004, the Company agreed to issue 95,833 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $0.10 per share.

        Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the six month period ended September 30, 2004, per the investor's request, $100,000 of the $200,000 investment was reclassified to an advance to the Company.

        During the three months ended December 31, 2004, we raised $1,375,000 in exchange for 875,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $154,500 and Common Stock Purchase Warrants representing the right to purchase 527,000 shares of Common Stock at $2.00.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

1.  Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended December 31, 2004 and 2003, (b) the financial position at December 31, 2004, and (c) cash flows for the nine month periods ended December 31, 2004 and 2003, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2004. The results of operations for the nine-month period ended December 31, 2004 are not necessarily indicative of those to be expected for the entire year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $3,396,000 for the nine months ended December 31, 2004, has an accumulated deficit at December 31, 2004 of approximately $26,305,000, which consists of approximately $15,405,000 from unrelated dormant operations and $10,900,000 from current operations; and a tangible net worth of approximately $705,000 as of December 31, 2004. In addition, the Company has negative working capital of approximately $2,218,000 at December 31, 2004 and has used approximately $4,194,000 of cash from operations for the nine months ended December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               Revenue Recognition
                               -------------------

The Company recognizes operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party provider is utilized under an agency arrangement to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments, the Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Accordingly, revenue and the related direct freight expenses of our business and our agency arrangements are recognized on a gross basis upon completion of freight delivery. Fuel surcharges billed to customers for freight hauled by our agency arrangements are excluded from revenue and paid in entirety to the Agents.

                        Stock Based Employee Compensation
                        ---------------------------------

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

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)


The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and nine months ended December 31, 2004 and 2003:

On July 1, 2004, ten year options to purchase 20,000 shares of the Company's common stock option plan were granted to the Chief Executive Officer of the Company at an exercise price of $.207 per share. Such options vest immediately. Fair value was determined at the date of grant using the Black-Scholes option pricing model using an expected dividend yield of -0-; a risk free interest rate of 1.11%; expected stock volatility of 46.17% and an expected option life of ten years.




                                                              Three months ended              Nine months ended
                                                                  December 31,                   December 31,
                                                                 -------------                   ------------
                                                          2004              2003            2004               2003
                                                          ----              ----            ----               ----

   Net loss, as reported                          $         48,011  $      244,215  $    (5,156,731)  $     (1,326,895)
   Deduct:  Fair value of stock-based employee
                compensation costs                               -               -          (13,205)                 -
   Plus:      Intrinsic value of compensation
               costs included in net loss                        -               -           13,200                  -

                                                   ---------------   --------------   ---------------   ---------------
   Pro forma net income (loss)                    $         48,011         244,215  $    (5,156,736)  $     (1,326,895)
                                                    ===============  ==============   ===============   ===============

   Loss per share:
    Basic - as reported                           $           0.00            0.22  $         (0.49)  $          (1.59)
                                                    ===============  ==============   ===============   ===============
    Basic - pro forma                             $           0.00            0.22  $         (0.49)  $          (1.59)
                                                    ===============  ==============   ===============   ===============


The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

2.  Per Share Calculations

Per share data was computed by dividing net income (loss) by the basic and diluted weighted average number of shares outstanding during the three and nine months ended December 31, 2004 and during the three and nine months ended December 31, 2003. Common stock equivalents during certain periods were anti-dilutive due to the net losses sustained by us during those periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

3.  Fixed assets

As of December 31, 2004, the Company had the following fixed assets:

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)


         Trailers                                    $     3,680,800
         Tractors                                          2,111,250
         Machinery and equipment                               8,000
         Office equipment and software                       221,909
                                                    ----------------
                                                           6,021,959

         Accumulated depreciation                            610,147
                                                    ----------------
         Total Fixed assets, net                     $     5,411,812
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

Depreciation totaled approximately $704,100 and $10,200 for the nine months ended December 31, 2004 and 2003, respectively.

4. Notes Payable

During the first quarter of 2004, certain note holders converted notes totaling $490,000 to common stock. The Company issued 122,500 shares of its common stock to these note holders for this conversion.

The following table outlines the notes payable balance for each entity at December 31, 2004:

XRG, Inc. - Notes  payable:  interest  ranging from 6.00% to
10.00%;  Monthly payments of approximately  $13,500;  due at various dates between  December 2004 and December  2007; one note required a balloon  payment of $166,275 due by December
1, 2004,  the lender has  extended the due date to March 31,
2005; Secured by  equipment and securities                             $ 738,953

Carolina  Truck  Connection,  Inc.  ("CTC") - Notes payable;
interest  ranging from 6.48% to 8.53%;  Monthly  payments of approximately $6,000; due at various dates between September
2005 to December 2008;  one note required a balloon  payment of  $226,000  due by  November  10,  2004,  the  lender  has extended the due date to March 31, 2005;
Secured by equipment.                                                    431,308

XRG Logistics, Inc. - Notes payable; interest ranging from
4.08% to 14.34%; Monthly payments of approximately $53,000;
due at various dates between 2004 to 2005;
Secured by equipment.                                                    443,102

Highway  Transport,  Inc. - Notes payable;  interest ranging from  6.25% to 14.95%;  Monthly  payments  of  approximately
$42,000; due at various dates between 2004 to 2006;
Secured by equipment.  *                                               1,250,097

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)



RSV, Inc. - Notes payable; interest
ranging from 5.25% to 9.50%; Monthly payments of approximately
$59,000; due at various dates between 2004 to
2008; Secured by equipment. *                                         1,677,431
                                                                      ---------

                                                                $     4,540,891
                                                                      =========

* The Company has an obligation to assume these notes in connection with its acquisitions. The Company's majority shareholder has indicated its willingness to assist in the refinancing of the outstanding RSV, Inc. debt which the Company is obligated to assume in connection with its acquisition of RSV. The failure to complete the refinancing of the RSV debt and the release of the RSV shareholder from the personal guarantee would have a material adverse effect on us.

Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. ("CTC") which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.

5.  Other Equity Transactions

On June 15, 2004 the Company entered into an agreement with Barron Partners, LP (Investor) to have the number of shares underlying the warrants owned by Barron reduced to 3,166,667 and the exercise price of the warrant shares reduced to $0.01. Simultaneously Barron Partner, LP exercised all of its warrants in a cashless tender and acquired 3,000,000 shares of the Company's Common Stock through this exercise.

The Company also entered into a Registration Rights Agreement with the Investor. The Company is obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. On February 18, 2005 the Company filed a request that its Registration Statement No. 333-12412 filed under cover of Form SB-2 be withdrawn pursuant to Rule 477. Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron is approximately $340,000.

In connection with a Stock Purchase Agreement, the Company agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, the Company shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Provided that the Company complies with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. The Company appointed 3 directors on November 15, 2004 and its major shareholder has verbally agreed to waive these liquidating damages.

In April 2004, the Company collected the $3,250,000 that was recorded as a stock subscription receivable at March 31, 2004.

In 2004, the Company issued 5,557,717 shares of common stock which were recorded in common stock payable at March 31, 2004.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

In 2004, the Company issued 1,250,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock to three executives of the Company.

On December 27, 2004 the Certificate of Incorporation for the Company was amended and the Preferred Stock was eliminated.

In 2004, the Company raised $1,120,000 for 466,667 shares of Common Stock pursuant to a Stock Purchase Agreement from various accredited investors.

During the first quarter of 2004, the Company received $104,366 and issued 23,286 shares of its common stock related to the exercise of warrants.

In 2004, the Company issued 580,000 shares of common stock with a total value recorded at $2,703,850 in conjunction with several acquisitions.

In second quarter of 2004, the Company issued 220,000 shares of common stock in exchange for services and compensation valued at $1,011,000 of which $135,000 was recorded as deferred consulting. In 2004, the remaining deferred consulting expense of $118,125 was recorded as settlement loss as the consultant was no longer providing services at September 30, 2004.

In 2004, the Company issued 15,000 shares of its common stock valued at $66,000 for interest on notes payable and recorded a common stock payable for 25,000 shares of its common stock valued at $92,000 for interest on notes payable.

In 2004, per the request of an investor, $100,000 of the $200,000 investment that was originally recorded as a common stock payable was reclassified to an advance to the Company. The Company issued 25,000 shares of common stock in 2004 for the remaining $100,000 investment.

In 2004, the Company raised an additional $1,450,000 ($1,252,488 net of cash offering costs) in exchange for 725,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors in a private placement transaction. In addition, five-year warrants were issued representing the right to purchase 181,250 shares of Common Stock at $2.00 per share. At September 30, 2004, 625,000 of these shares were issued and 100,000 shares were recorded in the common stock payable account.

In second quarter of 2004, the Company granted warrants to purchase approximately 1,123,042 shares of its common stock for offering fees. These warrants were valued at $5,205,003. In 2004, the Company issued warrants to purchase 46,667 of its shares of common stock at an exercise price of $2.00 per share. These warrants previously had an exercise price of $2.40 to $3.00 per share and were repriced to $2.00 per share.

Pursuant to the terms of the EFS Merger Agreement the former EFS shareholders were issued 375,000 shares of the Registrant's common stock. 187,500 shares of the Company's common stock will be forfeited and returned to the Company as part of the EFS amendment (See acquisition note 7). These 187,500 shares valued at $828,750 are recorded as treasury stock. In 2004, the Company also acquired 15,818 shares of stock for $95,000 which brings the total treasury stock to 210,500 at September 30, 2004.

In 2004, the Company reached a settlement with one of its employees. In accordance with this settlement, the Company recorded a common stock payable of $180,000 for 50,000 shares to be issued to this former employee. The $180,000 was recorded as a settlement loss for the voluntary termination of the employee's employment agreement.

In 2004, the Company granted 20,000 common stock options to an employee. The exercise price was lower than the market value of the therefore the Company recorded $13,200 value for these options based upon the difference between the exercise price and the market value of the stock. During the second quarter of 2004, these options were exercised and the Company received $85,902.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

In 2004, the Company agreed to issue 95,833 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $2.00 per share. Also, 90,000 warrants issued to investors during the first quarter of 2004 that had an exercise price of $3.00 per share were reissued at $2.00 per share.

During the three months ended December 31, 2004, we raised $1,375,000 in exchange for 875,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $154,500 and Common Stock Purchase Warrants representing the right to purchase 527,000 shares of Common Stock at $2.00. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

6.  Acquisitions

The Company is focused on acquiring, consolidating, and operating short and long haul truckload carriers. The Company's acquisition strategy targets both asset and non-asset based truckload carriers in the contiguous 48 states. Based upon this criteria, the Company made the following acquisitions as outlined below. The Company is in the process of evaluating the fixed assets purchased, thus the purchase price allocation has not been finalized and is subject to change.

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

Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. An additional $1,000,000 was recorded as a liability to the shareholders of EFS and in addition EFS shareholders were issued 375,000 shares of the Company's common stock as part of the merger and employment agreements. These shares were valued at $1,657,500 in total based upon the quoted trading price on the acquisition date. The Company also issued 17,500 shares for acquisition costs related to this acquisition. The total purchase price for EFS was $4,734,850.

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

The EFS Merger Agreement provided the Company with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its prior shareholders. The Company withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. $31,000 of these taxes and liabilities were paid from escrow during the nine months ended December 31, 2004. The Company also issued a blanket corporate guaranty pursuant to which the Company guaranteed all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease, and lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. The Company's blanket guaranty also contained cross default provisions.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

On August 12, 2004 the Company's counsel advised the former shareholders of EFS that the Company believed that there were various breaches of the representations and warranties by the EFS shareholders in connection with the EFS Merger. On August 16, 2004 EFS and an entity formed by the former EFS shareholders, Express Freight, Inc. ("EFI") entered into a Terminal Agreement. EFS referred to as the Carrier and EFI as the Agent under this Terminal Agreement. EFI is entitled to a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of EFI as the Agent. Under this Terminal Agreement, EFS as the Carrier is not responsible for any expenses incurred in the operation of the Agent's terminal. EFS is responsible for all legal documentation and paperwork and is the primary obligor on shipments, to pay commissions on line hauls, including accessorial charges and to provide the Agent weekly summaries of accounts standings and an account of commissions due. For shipments under this Terminal Agreement EFS is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments. The Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Fuel surcharges billed to customers for freight hauled by this Terminal Agreement are excluded from revenue and paid in entirety to EFI. In the event either party fails to perform any covenant or condition under the Terminal Agreement and such default continues for a period of thirty (30) days after notice, the Terminal Agreement may be terminated by the non-breaching party. The parties agree that if a default occurs on the part of the Agent that is not cured, or if the Agent terminates the Terminal Agreement, the damages payable to us will be Two Million Dollars ($2,000,000) if occurring in the first year of the Terminal Agreement and Four Hundred Thousand Dollars ($400,000) less each year thereafter. Further, the Agent and certain of the EFS shareholders agree to be personally liable on a joint and several basis for this termination obligation.

As part of the Terminal Agreement the former shareholders of EFS and XRG entered into a Bullet Point Merger Agreement Addendum ("Addendum") which provides that the parties will reach agreement on certain matters, including but not limited to, the following:

o        mutual termination of the Master Equipment Lease Agreement ("MELA");
o mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California;
o all employment agreements are mutually terminated with the former EFS shareholders and employees;
o the former EFS shareholders personally assume all overdraft bank liabilities and bank loans of EFS. In addition, former EFS shareholders assume trade payables and accruals prior to March 1, 2004. All bad debt and charge-backs attributable to receivables outstanding as of April 21, 2004 are assumed by the former EFS shareholders;
o the One Million Dollar ($1,000,000) deferred payment obligation under the EFS Merger Agreement is terminated;
o if XRG fails to make the required ComData fuel funding or settle agency payments timely and in full, then EFI has the right to terminate the Terminal Agreement. EFS is required to advance funds necessary for regulatory compliance, fund vehicle license requirements and fund owner/operator payments;
o EFS is required to maintain liability and cargo insurance in full force and effect and maintain ancillary insurance benefits related to physical damage coverages;
o the former EFS shareholders may engage in the boat hauling business without violating any non-compete provisions;
o the parties anticipate entering into mutual releases subject to the above covenants and representations.

The Company is in the process of negotiating a formal settlement agreement with the former EFS shareholders which incorporates the above matters which are agreed to in principal pursuant to the Addendum entered into in connection with the Terminal Agreement. However, a formal settlement agreement has not been executed. The parties continue to operate pursuant to the terms and provisions of the Terminal Agreement and related Addendum. One of the Company's priorities is to enter into a formal settlement agreement prior to the end of its fiscal year, March 31, 2005. The failure of the Company to enter into a final and definitive settlement agreement with the former EFS shareholders could have a material adverse affect on the Company's financial position.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

The Company included the results of EFS in its financial statements beginning April 21, 2004 (the closing date of the transaction). However, fuel surcharges billed to customers for freight hauled by independent contractors who provide capacity to the Company under exclusive lease arrangements are excluded from revenue and paid in entirety to the independent contractors. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and adjusted based upon the August 16, 2004 amendment.

Accounts receivable                                    $           1,609,474
Other current assets                                                  99,031
Other assets                                                          55,171
Goodwill and other intangibles                                     2,758,235
                                                          -------------------
    Total assets acquired                                          4,521,911
                                                          -------------------
Accrued expenses and payables                                       (114,682)
Factorer line of credit                                           (1,501,129)
                                                          -------------------
    Total liabilities assumed                                     (1,615,811)
                                                          -------------------
Total purchase price                                   $           2,906,100
                                                          ===================


EFS Capital lease obligation
As part of the Express Freight Systems, Inc. (EFS) acquisition, the company acquired the tractor and trailer assets acquired and assumed a capital lease that expires in 2007. The asset was being amortized over its estimated productive life. Amortization of the asset held under the capital lease is included with depreciation expense. This lease required payments of $55,000 a month for 36 months with a requirement to purchase the equipment for $1,000,000 at the end of the lease term. During the second quarter of 2004, the Company entered into an amendment to the agreement with the EFS prior shareholders which mutually terminated this capital lease. Therefore, during the second quarter of 2004, the Company eliminated this capital lease and the related fixed assets that were financed by the lease from its books in accordance with the amended agreement with the EFS prior shareholders.

RSV, Inc.
---------
The Company acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc. ("RSV"), a Tennessee corporation was the survivor in a merger with a subsidiary of the Company. RSV is now a wholly-owned subsidiary of the Company. The Company issued a total of 100,000 shares of its common stock to the two RSV shareholders. These shares were valued at $510,000 in total based upon the quoted trading price on the acquisition date. There was no cash paid at closing to the RSV shareholders. The Company is obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. In order to secure this obligation the Company has placed the RSV shares it acquired pursuant to the Merger Agreement in escrow. The Company's failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. The majority RSV shareholder has granted the Company an extension of time to remove the guarantees on the RSV debt.

The Company's majority shareholder has indicated its willingness to assist in the refinancing of the outstanding "RSV" debt which the Company is obligated to assume in connection with its acquisition of RSV. The failure to complete the refinancing of the RSV debt and release the RSV shareholders from personal guaranties would have a material adverse affect on XRG.

RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee.

The Company included the results of RSV in its financial statements beginning May 1, 2004 (the closing date was April 29, 2004). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

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
                                                        ==================

Highway Transport, Inc.
-----------------------
Effective April 1, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. ("HTI"), an Alabama corporation in exchange for 17,500 shares of its restricted common stock. These shares were valued at $95,200 in total based upon the quoted trading price on the acquisition date. The Company acquired approximately $1,355,000 of HTI's equipment and assumed approximately $1,700,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

The Company included the results of HTI in its financial statements beginning April 1, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Other current assets                                 $             38,910
Fixed assets                                                    1,355,200
Goodwill and other intangibles                                    390,993
                                                        ------------------
    Total assets acquired                                       1,785,103
                                                        ------------------
Accrued expenses and payables                                     (96,000)
Notes payable                                                  (1,593,903)
                                                        ------------------
    Total liabilities assumed                                  (1,689,903)
                                                        ------------------
Total purchase price                                 $             95,200
                                                        ==================


Highbourne Corporation
----------------------
Effective April 2, 2004 the Company closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. The Company issued a total of 10,000 shares of restricted common stock to the two stockholders of HBC. These shares were valued at $47,600 in total based upon the quoted trading price on the acquisition date. Inasmuch as this is a non-asset based carrier, the Company did not assume any long-term equipment or other liabilities in connection with this acquisition. The Company agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. The Company entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. The Company has also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Company also agreed to a quarterly bonus program based upon quarterly operating results.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

The Company included the results of HBC in its financial statements beginning April 1, 2004 (the closing date was April 2, 2004. However, fuel surcharges billed to customers for freight hauled by independent contractors who provide capacity to the Company under exclusive lease arrangements are excluded from revenue and paid in entirety to the independent contractors. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Goodwill and other intangibles                 $             47,600
                                                  ------------------
    Total assets acquired                                    47,600
                                                  ------------------
    Total liabilities assumed                                 (-)
                                                  ------------------
Total purchase price                           $             47,600
                                                  ==================

On October 4, 2004, the Company ("Carrier") mutually entered into a five year Terminal Agreement with the shareholders of Highbourne Corporation under AGB Transportation Services, LLC ("Agent"). This Terminal Agreement entitles the Highbourne Corporation shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent's terminal. The Company is responsible for all legal documentation and paperwork and is the primary obligor on shipments, to pay commissions on line hauls, including accessorial charges and to provide the Agent weekly summaries of accounts standings and an account of commissions due. For shipments under this Terminal Agreement the Company is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments. The Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Fuel surcharges billed to customers for freight hauled by this Terminal Agreement are excluded from revenue and paid in entirety to Agent.

The Company has been operating under this Terminal Agreement since October 4, 2004. Pursuant to this agreement, Agent agreed to a reduced rent of the current Highbourne Corporation facilities of $1,000 per month. In addition, the employment agreements with each of the Highbourne Corporation shareholders at rates of $32,000 and $85,000 per annum respectively were mutually terminated.

Carolina Truck Connection, Inc.
-------------------------------
On April 28, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. ("CTC"), a North Carolina corporation. The Company issued 60,000 shares of its restricted common stock to the two shareholders of CTC. These shares were valued at $316,200 in total based upon the quoted trading price on the acquisition date. The Company assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended.

Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. ("CTC") which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.

The Company also entered into employment/consulting agreements with the CTC shareholders. The two year employment agreement includes base compensation of $62,000. The consulting agreement requires compensation at an hourly rate of $100 and terminates on December 31, 2005.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

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
                                                  ==================


7. Unaudited Pro Forma Consolidated Financial Information for Acquisitions

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

                                                           For the three months ended               For the nine months ended
                                                                  December 31,                             December 31,
                                                            2004                2003                 2004               2003
                                                        ---------------  -----------------       ---------------   ----------------
                Revenues                            $   12,130,523      $    11,074,499       $    35,223,118    $     31,705,590
                Net income (loss) applicable to
                common shareholders                 $       48,011      $       (74,102)      $    (5,226,949)   $     (2,281,845)

                Basic loss per share                $         0.00      $         (0.06)      $         (0.53)   $          (0.26)


8.  Subsequent Events

On December 27, 2004 the Company filed a Definitive Information Statement on
Schedule 14C with the Securities and Exchange Commission. The Information Statement was filed in connection with a one (1) for twenty (20) reverse stock split effective January 3, 2005. Additionally, on that date, our Certificate of Incorporation was amended and the authorized number of common shares was reduced from 500,000,000 to 25,000,000. Our new trading symbol is "XRGI" on the OTC electronic bulletin board.

On January 5, 2005, Ken Steele, an existing shareholder advanced the Company $500,000 pursuant to a Promissory Note that was originally repayable on February 5, 2005. The original interest rate on this Note was 18%. The Note carries a 24% default interest rate commencing as of February 5, 2005. This note requires warrants to acquire 60,000 shares of common stock at an exercise price of $2.40. In addition, for each month that this Note is not paid, the Company is required to issue this shareholder 20,000 shares of common stock and additional warrants to acquire 60,000 shares of common stock at an exercise price of $2.40. The warrants include cashless exercise provisions, anti-dilution and adjustment provisions equivalent to most favorable anti-dilution rights on any outstanding warrants or equity securities. This shareholder is granted demand registration rights on these securities. The Company also agreed to grant this shareholder security interests in vehicle license plates, operating permits, equipment and accounts receivable. This shareholder has agreed to extend the maturity date of this note until March 31, 2005.

                           XRG, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Nine Months Ended December 31, 2004 and 2003 (Unaudited)

At a Board of Directors meeting held on February 16, 2005, the Board approved the withdrawal of the current Registration Statement, Form SB-2 filed on November 12, 2004 with the Securities and Exchange Commission, as it has not been declared effective. The request to withdraw was filed on February 18, 2005.

On February 16, 2005 certain officers and directors agreed to modify their compensatory agreements. Annual compensation was reduced from $500,000 to $336,250, a reduction of 32.75%.

On February 16, 2005 the Company engaged Walker Street Associates, an outside consultant, to evaluate its operations and to provide recommendations to improve financial performance.

On February 23, 2005 the Company entered into a $1,180,000 note payable with Barron Partners, LP, its major shareholder. The note bears interest at 10.0% with an origination fee of 7.0%. The note is due in sixty days with a default interest rate of 17.0%. This note is secured by all of the Company's assets. The Company is authorized to borrow an additional $800,000 from its majority shareholder on the same terms and conditions as set forth in the $1,180,000 note. Any additional equity or debt financing up to $800,000 provided by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and Steele on a prorata basis.

On February 24, 2005 the Company finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company's existing factoring arrangements. Pursuant to this agreement, the Company has the right to advance against 80% of its eligible accounts receivable. The Company is subject to lock-box arrangements and funds from the collection of the Company's receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.

In connection with this financing, a $75,000 commitment fee was paid to Capco at closing and the Company agreed to issue Capco common stock purchase warrants with a value equal to $150,000. Said warrant will have an exercise price equal to 120% of the 30 day average of the closing bid price of the Company's common stock prior to the closing of this facility. In addition, a finder has requested a cash fee equal to 3% of the initial draw down which equals $114,364.11 and a cash fee equal to 3% of additional draw downs on this facility up to a $10 million maximum. The Company agreed in principal to said fees. The finder requested additional warrants which the Company is not willing to issue. The Company is currently negotiating with this finder a resolution of its fees.

During February 2005 two directors resigned from the Board of Directors. One director resigned due to other commitments, the other director was unable to agree upon an acceptable level of board compensation for his services.

At the February 16, 2005 meeting, the Board of Directors approved that the obligations from XRG to the Company's Chief Financial Officer and the Company's Chairman of the Board will be converted into shares of our common stock at a conversion price of $1.00 per share for accrued compensation. These obligations of $140,000 were converted into 140,000 shares of common stock.

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

Recent Acquisitions

         We currently operate seven truckload carriers, of which, five of these carriers were acquired in April 2004. The following table summarizes our recent acquisitions:

                       Structure                   Common        Long Term
                          of         Cash @        Shares      Debt/Equipment           Type of
    Acquisition       Transaction     Close        Issued      Leases Assumed          Equipment      Equipment
------------------------------------------------------------------------------------------------------------------
RSV, Inc.             Merger                 0       100,000        $1,857,000       Van/Asset       42 Tractors
                                                                                     based

Express Freight                                                                      Van/Non-asset
Systems, Inc. (1)     Merger        $2,000,000       187,500                 0       based           106 O/O
                                                                                                     32

Highway Transport,    Asset                                                          Flatbed/Asset   Tractors,
Inc.                  Purchase               0        17,500         1,594,000       based           12 O/O

Highbourne            Asset                                                          Van/Non-asset
Corporation (2)       Purchase               0        10,000                 0       based           34 O/O

Carolina Truck        Asset                                                          Van/Asset       7 Tractors,
Connection, Inc.      Purchase               0        60,000           489,000       based           2 O/O
                                   --------------------------------------------
                                    $2,000,000       375,000        $3,940,000

  (1) On August 16, 2004, this Merger Agreement was amended which reduced the common shares issued to 187,500 and eliminated Long-Term Debt and Equipment Leases Assumed to $-0-.
  (2) On October 4, 2004, the Company entered into a five year Terminal Agreement with the shareholders of Highbourne Corporation.

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

         Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. In addition EFS shareholders were issued 375,000 shares of the Registrant's common stock. EFS was entitled to receive an additional $1,000,000 upon XRG competing a successful offering.

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

         The EFS Merger Agreement provided us with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its shareholders. We withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. $31,000 of these taxes and liabilities were paid from escrow during the nine months ended December 31, 2004. We also issued a blanket corporate guaranty pursuant to which we guaranteed all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease and the lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. Our blanket guaranty also contained cross default provisions.

         On August 12, 2004 our counsel advised the former shareholders of EFS that XRG believed that there were various breaches of the representations and warranties by the EFS shareholders in connection with the EFS Merger. On August 16, 2004 EFS and an entity formed by the former EFS shareholders, Express Freight, Inc. ("EFI") entered into a Terminal Agreement. EFS referred to as the Carrier and EFI as the Agent under this Terminal Agreement. EFI is entitled to a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of EFI as the Agent. Under this Terminal Agreement, EFS as the Carrier is not responsible for any expenses incurred in the operation of the Agent's terminal. EFS is responsible for all legal documentation and paperwork and is the primary obligor on shipments, to pay commissions on line hauls, including accessorial charges and to provide the Agent weekly summaries of accounts standings and an account of commissions due. For shipments under this Terminal Agreement EFS is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments. The Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Fuel surcharges billed to customers for freight hauled by this Terminal Agreement are excluded from revenue and paid in entirety to EFI. In the event either party fails to perform any covenant or condition under the Terminal Agreement and such default continues for a period of thirty (30) days after notice, the Terminal Agreement may be terminated by the non-breaching party. The parties agree that if a default occurs on the part of the Agent that is not cured, or if the Agent terminates the Terminal Agreement, the damages to XRG will be Two Million Dollars ($2,000,000) if occurring in the first year of the Terminal Agreement and Four Hundred Thousand Dollars ($400,000) less each year thereafter. Further, the Agent and certain of the EFS shareholders agree to be personally liable on a joint and several basis for this termination obligation.

         As part of the Terminal Agreement the former shareholders of EFS and XRG entered into a Bullet Point Merger Agreement Addendum ("Addendum") which provides that the parties will reach agreement on certain matters, including but not limited to, the following:

o        mutual termination of the Master Equipment Lease Agreement ("MELA");
o mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California;
o all employment agreements are mutually terminated with the former EFS shareholders and employees;

o the former EFS shareholders personally assume all overdraft bank liabilities and bank loans of EFS. In addition, former EFS shareholders assume trade payables and accruals prior to March 1, 2004. All bad debt and charge-backs attributable to receivables outstanding as of April 21, 2004 are assumed by the former EFS shareholders;
o the One Million Dollar ($1,000,000) deferred payment obligation under the EFS Merger Agreement is terminated;
o if XRG fails to make the required Com Data fuel funding or settle agency payments timely and in full, then EFI has the right to terminate the Terminal Agreement. EFS is required to advance funds necessary for regulatory compliance, fund vehicle license requirements and fund owner/operator payments;
o EFS is required to maintain liability and cargo insurance in full force and effect and maintain ancillary insurance benefits related to physical damage coverages;
o the former EFS shareholders may engage in the boat hauling business without violating any non-compete provisions;
o the parties anticipate entering into mutual releases subject to the above covenants and representations.


We have been negotiating a formal settlement agreement with the former EFS shareholders which incorporates the above matters which are agreed to in principal pursuant to the Addendum entered into in connection with the Terminal Agreement. However, a formal settlement agreement has not been executed. The parties continue to operate pursuant to the terms and provisions of the Terminal Agreement and related Addendum. One of our priorities is to enter into a formal settlement agreement prior to the end of our fiscal year, March 31, 2005. Our failure to enter into a final and definitive settlement agreement with the former EFS shareholders could have a material adverse affect on our financial position.

MERGER WITH RSV, INC.

         We acquired RSV, Inc. on April 29, 2004. Pursuant to the terms of the Merger Agreement, RSV, Inc., a Tennessee corporation ("RSV") was the survivor in a merger with a subsidiary of ours. RSV is now a wholly-owned subsidiary of ours. We issued a total of 100,000 of our common stock to the two RSV shareholders. We are obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days of the closing. In order to secure this obligation we have placed the RSV shares we acquired pursuant to the Merger Agreement in escrow. Our failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such refinancing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or payoff of such liabilities could potentially result in the unwinding of this acquisition because the former RSV shareholder would have the right to a return of the RSV shares to him from escrow. The majority RSV shareholder has agreed to an extension of time to complete a refinancing.

         Our majority shareholder, Barron Partners, L.P. has indicated a willingness to assist in the refinancing of the outstanding RSV debt which we are obligated to assume in connection with RSV acquisition. The failure to complete the refinancing of the RSV debt and release the two RSV shareholders from personal guaranties would have a material adverse affect on XRG.

ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.

         Effective April 2, 2004 we acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. ("HTI"), an Alabama corporation. We issued the shareholders of HTI 17,500 shares of our restricted common stock. We assumed approximately $1,360,000 of HTI's obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000, the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

ASSET ACQUISITION OF HIGHBOURNE CORPORATION

         Effective April 2, 2004 we closed an asset acquisition agreement with Highbourne Corporation ("HBC"), an Illinois corporation. We issued a total of 10,000 shares of restricted common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, we did not assume any long-term equipment or other liabilities in connection with this acquisition. We agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. We entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. We have also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Registrant also agreed to a quarterly bonus program based upon quarterly operating results.

         On October 4, 2004, the Company ("Carrier") mutually entered into a five year Terminal Agreement with the shareholders Highbourne Corporation under AGB Transportation Services, LLC ("Agent"). This Terminal Agreement entitles the Highbourne Corporation shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent's terminal. We are responsible for all legal documentation and paperwork and we are the primary obligor on shipments, to pay commissions on line hauls, including accessorial charges and to provide the Agent weekly summaries of accounts standings and an account of commissions due. For shipments under this Terminal Agreement we are the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments. We record both revenues for the dollar value of services we bill to the customer and purchased transportation expense for the costs of transportation we pay to the agent upon delivery of the shipment. Fuel surcharges billed to customers for freight hauled by this Terminal Agreement are excluded from revenue and paid in entirety to Agent.

         We have been operating under this Terminal Agreement since October 4, 2004. Pursuant to this agreement, Agent agreed to a reduced rent of the current Highbourne Corporation facilities of $1,000 per month. In addition, the employment agreements with each of the Highbourne Corporation shareholders at rates of $32,000 and $85,000 per annum respectively were mutually terminated.

ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.

         On April 30, 2004 we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation ("CTC"). We issued 60,000 shares of our restricted common stock to the two shareholders of CTC. We also entered into employment/consulting agreements with the CTC shareholders. The two year employment agreement includes base compensation of $62,000. The consulting agreement requires compensation at an hourly rate of $100 and terminates on December 31, 2005. We assumed approximately $490,000 of long-term debt relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. ("CTC") which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.


GENERAL

MANAGEMENT'S INTERIM OPERATING PLAN

         We acquired the operations of six trucking companies and the transportation equipment of one trucking company between September 2003 and April 2004. Through acquisitions we expanded from approximately $4.5 million in revenue in our fiscal year ended March 31, 2004 to approximately $46 million run rate in fiscal 2005. We have established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan focused on the restructuring of our acquisition of Express Freight Systems, Inc., on August 16, 2004. In addition, the Company restructured its asset purchase of Highbourne Corporation on October 11, 2004. These restructurings fix our operating costs for these companies through an agency arrangement under terminal agreements. The Company's profit improvement plan may decrease its operating losses in the future, however, there is no assurance that this plan will be effective in obtaining profitability for the Company.

         During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table summarizes our current truckload carrier operations:



          Company               Headquarters     Carrier Type   Owner/Operators or Owned    Trailers   Closing Date
          -------               -------------    ------------   -------------------------   --------   ------------
                                  Location                               Tractors
                                  --------                               --------

J. Bently Companies, Inc.*    Sweetwater, TN     Van            17 Owner Operators, 46      209        September 1,
                                                                Fleet Contracted                       2003*
                                                                Tractors, 7 Company
                                                                Tractors

R&R Express Intermodal, Inc.  Pittsburgh, PA     Intermodal     34 Owner Operators          -          January 1,
                                                                                                       2004

Highbourne Corporation        Champaign, IL      Van            34 Owner Operators          46         April 2, 2004

Highway Transport             Evergreen, AL      Flatbed        32 Tractors, 12 Owner       47         April 2, 2004
                                                                Operators, 1 Company
                                                                        Tractors

Express Freight Systems       Chattanooga, TN    Van            106 Owner Operators         242        April 21,
                                                                                                       2004

Carolina Truck Connection     Fletcher, NC       Van            7 Tractors, 2 Owner         40         April 30,
(CTC)                                                           Operators, 7 Company                   2004
                                                                        Tractors

RSV                           Kingsport, TN      Van            42 Tractors                 -          April 30,
                                                                                                       2004


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

Revenue Equipment

         We operate approximately 268 tractors at December 31, 2004, of which approximately 100 are company-owned equipment and 168 are provided by independent contractors (owner operators) or by a fleet agreement. Of our trailers, at December 31, 2004, 457 were financed under operating, capital leases and short-term rental arrangements.

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

         We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectable. At December 31, 2004, the allowance for doubtful accounts was $133,746 or approximately 2.6% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.

         We recognize operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party provider is utilized under an agency arrangement to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments, the Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Accordingly, revenue and the related direct freight expenses of our business and our agency arrangements are recognized on a gross basis upon completion of freight delivery. Fuel surcharges billed to customers for freight hauled by our agency arrangements are excluded from revenue and paid in entirety to the Agents.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Our judgment concerning future cash flows is an important part of this determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

RESULTS OF OPERATIONS

Three months ended December 31, 2004 compared to three months ended December 31, 2003

         XRG generated $12,130,523 in revenues during the three month period ended December 31, 2004 as compared to $908,066 during the three month period ended December 31, 2003. Our revenues increased $11,222,457 or 1,236.0% from the three month period ended December 31, 2003 to the same period in 2004. This increase is the result of revenues attributable to five new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         Cost of revenues were $8,078,692 and $228,130 resulting in a gross margin of $4,051,831 and $679,935 during the three month period ended December 31, 2004 and 2003, respectively. Gross margin increased significantly during the three month period ended December 31, 2004 as compared the three month period ended September 30, 2004 as a result of our Terminal Services Agreements with Express Freight Systems, Inc. (August 16, 2004) and Highbourne Corporation (October 4, 2004). These agreements eliminated the effects of unprofitable shipments primarily by capping our purchased transportation costs at 85% Cost of revenues during the three month period ended December 31, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended December 31, 2004 were owner-operator settlements of approximately $4,429,000, equipment costs of approximately $733,000, fuel costs of approximately $409,000, agent commissions of approximately $1,419,000, and company driver payroll costs of approximately $1,068,000. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         For the three month period ended December 31, 2004, total selling, general and administrative expenses were $3,521,524 as compared to $281,921 for the same period of the previous year, an increase of $3,239,603 or 1,149.0%. This increase is primarily the result of general and administrative costs associated with our new acquisitions including insurance costs of approximately $373,000 and payroll costs of approximately $410,000 during the three month period ended December 31, 2004.

         Interest expense for the three month period ended December 31, 2004 and 2003 was $482,296 and $153,799, respectively. This increase of $328,497 is primarily the result of interest on loans and bank service charges. In addition, we incurred factor fees of $176,438 during the three month period ended December 31, 2004.

         We had net income of $48,011 for the three month period ended December 31, 2004 as compared to net income of $244,215 for the three month period ended December 31, 2003. This decrease in our net income over that of the three month period ended December 31, 2003 is the result of general and administrative costs associated with our new acquisitions, and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.

         The basic income per share was $-0- for the three month period ended December 31, 2004 compared to a basic income per share of $.22 for the three month period ended December 31, 2003. The basic weighted average shares outstanding for the three month period ended December 31, 2004 was 13,920,467 as compared to 1,110,354 for the three month period ended December 31, 2003.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

         XRG generated $33,985,161 in revenues during the nine month period ended December 31, 2004 as compared to $1,206,291 during the nine month period ended December 31, 2003. Our revenues increased $32,778,870 or 2,717.0% from the nine month period ended December 31, 2003 to the same period in 2004. This increase is the result of revenues attributable to five new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         Cost of revenues were $26,470,154 and $251,100 resulting in a gross margin of $7,515,007 and $955,190 during the nine month period ended December 31, 2004 and 2003, respectively. Cost of revenues during the nine month period ended December 31, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended December 31, 2004 were owner-operator settlements of approximately $14,468,000, equipment costs of approximately $2,208,000, fuel costs of approximately 1,728,000, agent commissions of approximately $1,963,000, and company driver payroll costs of approximately $3,093,000. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.

         For the nine month period ended December 31, 2004, total selling, general and administrative expenses were $10,166,562 as compared to $1,507,546 for the same period of the previous year, an increase of $8,659,016 or 574.0%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $1,291,000, general and administrative costs associated with our new acquisitions including insurance costs of approximately $1,242,000 and payroll costs of approximately $1,902,000 during the nine month period ended December 31, 2004.

         We recorded a settlement loss of $744,582 for the nine month period ended December 31, 2004 as compared to $-0- for the same period of the previous year. This settlement loss is associated with the issuance of shares for the termination of an employment agreement and shares issued for services previously rendered.

         Interest expense for the nine month period ended December 31, 2004 and 2003 was $1,606,750 and $222,741, respectively. This increase of $1,384,009 is primarily the result of interest on loans and bank service charges. In addition, we incurred factor fees of approximately $500,000 during the nine month period ended December 31, 2004.

         We recorded $153,844 and $-0- related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the nine month period ended December 31, 2004 and 2003, respectively.

         We had a net loss of $5,156,731 for the nine month period ended December 31, 2004 as compared to a loss of $1,326,895 for the nine month period ended December 31, 2003. This increase in our operating loss over that of the nine month period ended December 31, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.

         The basic loss per share was $.49 for the nine month period ended December 31, 2004 compared to a basic loss per share of $1.59 for the nine month period ended December 31, 2003. The basic weighted average shares outstanding for the nine month period ended December 31, 2004 was 10,456,005 as compared to 832,791 for the nine month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have funded our capital requirements and our business operations with funds provided by borrowings and equity investments.

         We executed a Stock Purchase Agreement with Barron Partners, LP (the "Investor") on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 5,416,667 shares of its Common Stock for an aggregate purchase price of $3,250,000.

         We issued the Investor two (2) warrants exercisable for shares of our Common Stock (the "A Warrant" and "B Warrant" - collectively the "Warrants"). The A Warrant granted the Investor the right to acquire up to 2,708,300 shares of our Common Stock at an exercise price of $2.00 per share. The B Warrant granted the Investor the right to purchase up to 2,708,300 shares of our Common Stock at an exercise price of $5.00 per share. Each of the Warrants contained a cashless exercise provision. Each of the Warrants was callable by us if the closing market price of the Common Stock exceeds $1.00 for the A Warrant and $2.00 for the B Warrant for twenty (20) consecutive trading days. Each of the Warrants contained proportionate ratcheting anti-dilution protection for future issuances of equity securities and for our failure to meet certain earnings per share projections.

         On June 15, 2004 we entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 3,166,667 and the exercise price of the warrant shares reduced to $0.20. Simultaneously the Reporting Person exercised all of the 3,166,667 warrants in a cashless tender and acquired 3,000,000 shares through this exercise.

         There were Finder's Fees associated with this financing consisting of $325,000 and Common Stock Purchase Warrants representing the right to purchase 541,667 shares of Common Stock at $0.60 per share and Common Stock Purchase Warrants representing the right to purchase 200,000 shares of Common Stock at $0.20 per share both with a five year term.

         We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. The Company filed a Registration Statement on November 12, 2004. At a Board of Directors meeting held on February 16, 2005, the Board approved the withdrawal of the current Registration Statement as it has not been declared effective. . Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron is approximately $340,000.

         In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for its shares to be voted by our Board of Directors for one (1) year.

         The Investor also required that certain of our current insiders agree to cancel all of their shares of Series A Preferred Stock in exchange for 750,000 shares of Common Stock. We also agreed not to issue any shares of Preferred Stock for a period of one (1) year. No insiders could sell any of their securities prior to November 30, 2004. The Investor has also required us to eliminate the floating conversion feature for all outstanding securities. In

June 2004, the exchange of Series A Preferred Stock for Common Stock was increased to 1,250,000 shares as a result of the exchange and cancellation of warrants for common stock of our major shareholder. The Common Stock related to this exchange was issued during the six month period ended September 30, 2004.

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

         During the nine month period ended December 31, 2004, we raised $3,870,000 in exchange for 1,935,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $317,000 and Common Stock Purchase Warrants representing the right to purchase 192,530 shares of Common Stock at $2.00 to $8.00 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined.

         On January 5, 2005, Ken Steele, an existing shareholder advanced us $500,000 pursuant to a Promissory Note that was originally repayable on February 5, 2005. The original interest rate on this Note was 18%. The Note carries a 24% default interest rate commencing as of February 5, 2005. This note requires warrants to acquire 60,000 shares of common stock at an exercise price of $2.40. In addition, for each month that this Note is not paid, we are required to issue this shareholder 20,000 shares of common stock and additional warrants to acquire 60,000 shares of common stock at an exercise price of $2.40. The warrants include cashless exercise provisions, anti-dilution and adjustment provisions equivalent to most favorable anti-dilution rights on any outstanding warrants or equity securities. This shareholder is granted demand registration rights on these securities. We also agreed to grant this shareholder security interests in vehicle license plates, operating permits, equipment and accounts receivable. This shareholder has agreed to extend the maturity date of this note until March 31, 2005.

         On February 23, 2005 we entered into a $1,180,000 note payable with Barron Partners, LP, our major shareholder. The note bears interest at 10.0% with an origination fee of 7.0%. The note is due in sixty days with a default interest rate of 17.0%. This note is secured by all of our assets. We are authorized to borrow an additional $800,000 from our majority shareholder on the same terms and conditions as set forth in the $1,180,000 note. Any additional equity or debt financing up to $800,000 provided by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and Steele on a prorata basis.

         On February 24, 2005 we finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company's our existing factoring arrangements. Pursuant to this agreement, we have the right to advance against 80% of our eligible accounts receivable. We are subject to lock-box arrangements and funds from the collection of our receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.

         In connection with this financing, a $75,000 commitment fee was paid to Capco at closing and the Company agreed to issue Capco common stock purchase warrants with a value equal to $150,000. Said warrant will have an exercise price equal to 120% of the 30 day average of the closing bid price of the Company's common stock prior to the closing of this facility. In addition, a finder has requested a cash fee equal to 3% of the initial draw down which equals $114,364.11 and a cash fee equal to 3% of additional draw downs on this facility up to a $10 million maximum. The Company agreed in principal to said fees. The finder requested additional warrants which the Company is not willing to issue. The Company is currently negotiating with this finder a resolution of its fees.

         On February 18, 2005 we filed a request that Registration Statement No. 333-12412 filed under cover of Form SB-2 be withdrawn pursuant to Rule 477. This was a selling shareholder registration statement. Our current understanding is that Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron is approximately $340,000. Barron is accruing its penalties from January 1, 2005 to February 16, 2005. Barron has agreed to waive its penalties from February 17, 2005 until XRG's fiscal year end, which is March 31, 2005. Barron's forbearance of waiving its penalties from February 16, 2005 to March 31, 2005 is predicated upon all other investors with registration rights waiving their penalty rights during same period as waived by Barron. There is no assurance that other investors will agree to waive their liquidated damages provisions for failure to register these shares in connection with the withdrawal of the above referenced registration statement. Liquidated damages due Barron is approximately $292,500 per quarter. Liquidated damages due to other investors are approximately $20,000 per month. Our failure to timely file a selling shareholder registration statement and have such registration statement declared effective on a timely basis will have a material adverse affect on our operations due to the amount of liquidated damages that we will incur for failure to fulfill our registration rights obligations with these investors.

         During the nine month period ended December 31, 2004, we used $4,193,981 in cash from operating activities as compared to $204,799 provided by operating activities during the same period in 2003. Investing activities for the present nine month period primarily consisted of acquisitions of truckload carriers of $1,960,213 and purchases of equipment of $567,673. Financing activities for nine month period ended December 31, 2004 provided $6,721,867 primarily from proceeds from common stock issued. In addition, a factoring line of credit provided $683,151. For the nine month period ended December 31, 2004, cash increased $-0- as compared to a decrease of $16,563 in the same period of the prior year.

         Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred operating losses of approximately $3,396,000 for the nine months ended December 31, 2004, have an accumulated deficit at December 31, 2004 of approximately $26,305,000, which consists of approximately $15,405,000 from unrelated dormant operations and $10,900,000 from current operations; and a tangible net worth of approximately $705,000 as of December 31, 2004. In addition, we have negative working capital of approximately $2,218,000 at December 31, 2004 and have used approximately $4,194,000 of cash from operations for the nine months ended December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

         We anticipate raising capital in the next twelve months from a combination of the issuance of our common stock and debt. We anticipate that capital raised from the issuance of common stock, debt, and future working capital provided by completed truck-load carrier acquisitions, will sustain our operations over the next twelve months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or un-anticipated working capital and capital expenditure requirements for this period.

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

Item 3.  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures other than described below are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our

Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures other than described below are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. In connection with our ongoing evaluation of internal controls over financial reporting, certain internal control matters were noted that required corrective actions.

On February 1, 2005 we received a letter from the Division of Corporate Finance of the Securities and Exchange Commission regarding Item 4.01 of Form 8-K relating to a change in our auditors filed October 14, 2004 and on Internal Control Weaknesses and Management Reportable Conditions letter issued by our prior auditors.

Our former auditors, Pender Newkirk & Company, CPAs ("PNC") advised us of weaknesses in our internal accounting controls necessary for the preparation of financial statements during our fiscal year ended March 31, 2004. In the 2004 Reporting Package dated August 7, 2004 our former auditors identified certain reportable conditions that were considered material weaknesses in our internal controls subsequent to filing our form 10-KSB on July 14, 2004. Our former auditors reviewed our disclosures on internal controls in Item 8(a) 10-KSB prior to filing. However, we are disclosing the reasons why the disclosure controls and procedures were ineffective during our fiscal year ended March 31, 2004, and what measures we have taken to improve our internal controls and procedures during our fiscal year ending March 31, 2005.

     Internal controls considered to be a material weakness in the 2004 Reporting Package are as follows:

              1. During the audit, PNC encountered that detail schedules and other documentation supporting general ledger accounts did not always agree with the general ledger balances, causing numerous adjusting entries to the final general ledger. In addition, many account balances required extensive reconciliation and outside corroboration to finalize financial information.

                  These issues caused significant delays in producing financial statements at the end of the accounting period and will continue to cause delays, as well as allow for possible irregularities, including fraud, to exist and continue without notice.

              2. Due to the limited number of people working in XRG's offices, many critical duties were combined. During the audit, certain companies within the consolidated group had a single individual prepare and sign checks, reconcile bank accounts, perform payroll duties and maintain the general ledger.

              3. The Company did not verify that all legal requirements were met prior to issuing shares of stock in exchange for convertible debt. As a result of this deficiency, the Company issued stock in error to certain convertible debt holders. PNC also discovered that some debt holders who were issued stock were subsequently paid cash for the same debt securities.

              4. The Company does not prepare a disclosure, a 10-KSB, nor a MD&A checklist to assist in preparing financial statements and the 10-KSB.

              5. During sales cut-off testing, PNC noted numerous sales for the year ended March 31, 2004 that were recorded subsequent to year-end.

              6. PNC identified inaccurate payroll tax returns filed for XRG, Inc. and XRG Logistics, Inc.

     We are continuing the process of identifying and implementing corrective actions identified to improve the design and effectiveness of our internal controls, including the enhancement of systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

     Even after corrective actions have been implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

        o  faulty human judgment and simple errors, omissions or mistakes;
        o  collusion of two or more people;
        o  inappropriate management override of procedures; and

        o risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

     If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

     The following measures have been taken to improve our internal controls and procedures during our fiscal year ending March 31, 2005, however, there is no assurance that these measures will correct our internal control deficiencies:

              1. We have implemented and are currently using the Strategy 5 software platform, a fully integrated transportation management system. Strategy 5 serves as our primary dispatching, operating and billing software package for the majority of our trucking operating divisions. This system was purchased from Strategy Systems Inc. in October of 2002. The dispatch software provides a robust and an almost complete package for managing every aspect of a trucking operation including dispatch operations, settlements, maintenance, billing, A/P, General Ledger, checkbook, and management reporting. Our Strategy 5 server is located at XRG, Inc. offices in Clearwater, Florida and a backup server is installed in Pittsburgh, Pennsylvania for system redundancy and disaster recovery.

                  We have implemented LOADZ, a proprietary trucking application (much like Strategy 5) designed, developed and supported by one individual over the course of 20 years. This system extracts data from Strategy 5 and functions as our general ledger to perform financial statement consolidations. LOADZ was never fully implemented at XRG and serves only in general ledger capacities. LOADZ offered several benefits as follows:

                   o Provided a module for agency settlements (for non-asset based trucking terminals) which are not particularly suited for Strategy 5.
                   o Would offer an accounting platform and general ledger capabilities for consolidating many truckload carrier terminals.

                  The implementation of the LOADZ accounts payable and general ledger modules were completed in July 2004, however, none of the other features and functionality of the LOADZ system were implemented or utilized by us during this fiscal year ending March 31, 2005. This system worked effectively in consolidating and reporting our financial information for the quarters ended June 30, 2004, September 30, 2004, and December 31, 2004.

                  In November of 2004 we purchased and began the implementation of ACCPAC Pro Series, Version 7.3. This accounting package was selected because of management's dissatisfaction with the sophistication of both Strategy 5 and LOADZ general ledgers and because it is a standardized and proven accounting package. In addition, we are able to outsource the integration of ACCPAC with Strategy 5 with highly experienced consultants that have completed numerous integrations such as ours. The implementation requires mapping and database connectivity into Strategy 5 database and is currently underway and is expected to be fully functional in March 2005.

                  It is expected that upon full implementation of the ACCPAC accounting system, we will reduce our time and effort involved in reconciling schedules and subsidiary ledgers with our general ledger. In addition, by automating this process, we will reduce the number of adjusting journal entries and therefore decrease our closing cycle in producing our consolidated financial statements.

              2. In December 2004, we hired Jay Ostrow, a highly qualified and experienced chief financial officer and corporate controller. Mr. Ostrow currently serves as our corporate controller and has been instrumental in preparing our December 31, 2004 quarterly financial statements and notes thereto. Mr. Ostrow's biography is as follows:

                  Mr. Ostrow has been providing financial management and accounting services to businesses for nineteen years. From 2003 to 2004, Mr. Ostrow served as Chief Financial Officer and Controller of P.D.C. Innovative Industries, Inc, a publicly held hospitality and medical technology company located in Tampa, Florida. From 2002 to 2003, Mr. Ostrow served as the Director of Finance and Accounting for TVC Telecom, Inc., a publicly held telecommunications provider located in Miami, Florida. From 2000 to 2001, Mr. Ostrow served as the Chief Financial Officer of Stampede Worldwide, Inc., a publicly held technology company located in Tampa, Florida. Additionally,

                  Mr. Ostrow has provided financial management, and accounting and consulting services on a contract basis for a variety of Tampa Bay businesses. Mr. Ostrow has six years of public accounting experience and is a graduate of The George Washington University with a B.B.A. degree in accounting.

                  Mr. Ostrow is currently in the process of assembling and managing a competent staff of skilled accounting personnel to provide for more efficient and effective accounting controls and procedures.

              3. During the first quarter ended June 30, 2004, we were successful in segregating duties in the accounting department. Our accounts payable and cash management functions are centralized in Clearwater, Florida. Our invoicing and collections functions are centralized in Pittsburgh, Pennsylvania. We have different employees handling critical functions such as signing checks, processing cash disbursements and maintaining books of original entry. We are confident that we have proper checks and balances in place in our accounting functions.

              4. In November 2004, we added 3 new board members and formed formal audit and compensation committees. One new member resigned on February 16, 2005 because of inadequate time commitments. With the addition of these new board members all new contracts are approved by our board of directors. In addition, we require board approval to issue new shares of our stock. This approval process requires proof that all legal requirements are met prior to issuing shares of stock. In addition, we require board approval to issue new shares of our stock.

              5. We currently use a 10-KSB and MD&A checklist as a guide in preparing our financial statements and notes thereto. We also use these checklists as a guide for drafting our 10-QSB. We do not, however, physically complete a 10-KSB or MD&A checklist prior to each filing. We plan on implementing a policy requiring these checklists and a copy provided to our audit committee prior to making our 10-KSB filing.

              6. We currently run reports and perform analysis at the end of each accounting period using our Strategy 5 system that helps us identify any sales-cut off issues. Specifically, we review reports that identify customer shipments for each truckload terminal that are delivered to our customers and have not been invoiced at period end. We accrue revenues based on this testing at the end of each period.

              7. During our first quarter ended June 30, 2004, we began using Spectrum HR, an employee leasing company, to facilitate our payroll processing for all employees for all divisions with the exception of our executive officers. Spectrum HR remits the payroll taxes and completes the payroll reports on our behalf. We plan on continuing this relationship with Spectrum HR, which should alleviate any problems with accurately filing our payroll tax returns.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a materially adverse effect on us.

                  In May, 2003, a legal action was filed in Franklin County, Ohio, against XRG, Inc. (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January 2004, the court granted our motion to dismiss the case for lack of proper jurisdiction in the State of Ohio. In February 2004, the landlord filed a legal action in Allegheny County, Pennsylvania. We filed a Complaint in Allegheny County in Common Please court for breach of lease and filed a counterclaim for damages. In October 2004, we received a settlement offer from the landlord in the amount of $13,333 if paid on or before November 30, 2004. In November 2004, we settled with our former landlord for $13,333.

                  Unbeknownst to XRG, the former EFS shareholders filed suit against XRG and EFS in the Circuit Court of Hamilton County, Tennessee on August 16, 2004-Docket No. OC4C1324 alleging that XRG and EFS had breached their obligations under the original EFS Merger Agreement and related ancillary documents. In addition, EFS alleged that XRG had not provided sufficient funding to maintain EFS' operations and trucks and continuous operations, including but not limited to, funding for fuel purchases. EFS also alleged that XRG had not made required insurance premium payments and other matters. In October, we became aware of this lawsuit and EFS voluntarily dismissed this case without prejudice on October 27, 2004.

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

                  We executed a Stock Purchase Agreement with Barron Partners, LP (the "Investor") on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 5,416,665 shares of its Common Stock for an aggregate purchase price of $3,250,000.

                  We issued the Investor two (2) warrants exercisable for shares of our Common Stock (the "A Warrant" and "B Warrant" - collectively the "Warrants"). The A Warrant granted the Investor the right to acquire up to 2,708,300 shares of our Common Stock at an exercise price of $2.00 per share. The B Warrant granted the Investor the right to purchase up to 2,708,300 shares of our Common Stock at an exercise price of $5.00 per share. Each of the Warrants contained a cashless exercise provision. Each of the Warrants was callable by us if the closing market price of the Common Stock exceeds $20.00 for the A Warrant and $40.00 for the B Warrant for twenty (20) consecutive trading days. Each of the Warrants contained proportionate ratcheting anti-dilution protection for future issuances of equity securities and for our failure to meet certain earnings per share projections.

                  On June 15, 2004 we entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 3,166,667 and the exercise price of the warrant shares reduced to $2.00. Simultaneously the Reporting Person exercised all of the 3,166,667 warrants in a cashless tender and acquired 3,000,000 shares through this exercise.

                  There were Finder's Fees associated with this financing consisting of $325,000 and Common Stock Purchase Warrants representing the right to purchase 541,667 shares of Common Stock at $0.60 per share and Common Stock Purchase Warrants representing the right to purchase 300,000 shares of Common Stock at $0.20 per share both with a five year term.

                  We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. The Company filed a Registration Statement on November 12, 2004. At a Board of Directors meeting held on February 16, 2005, the Board approved the withdrawal of the current Registration Statement as it has not been declared effective. However, the major shareholder has verbally agreed to waive these liquidating damages totaling $292,500 through December 31, 2004.

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

                  The Investor also required that certain of our current insiders agree to cancel all of their shares of Series A Preferred Stock in exchange for 750,000 shares of Common Stock. We also agreed not to issue any shares of Preferred Stock for a period of one (1) year. No insiders may sell any of their securities prior to November 30, 2004. The Investor has also required us to eliminate the floating conversion feature for all outstanding securities. In June 2004, the exchange of Series A Preferred Stock for Common Stock was increased to 1,250,000 shares as a result of the exchange and cancellation of warrants for common stock of our major shareholder. The Common Stock related to this exchange was issued during the quarter ended June 30, 2004.

                  The Common Stock and the Warrants were issued to the Investor in a private placement transaction pursuant to Section 4(2). The Investor has represented that it is an "accredited investor" as that rule is defined under Rule 501(a) of Regulation D. As a direct result of the transactions referred to above, Barron Partners, LP, became a

         "control person" of the Registrant as that term is defined in the Securities Act of 1933, as amended.

                  During the nine month period ended December 31, 2004, we raised $3,870,000 in exchange for 1,935,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder's Fees associated with this financing consisting of $317,000 and Common Stock Purchase Warrants representing the right to purchase 192,530 shares of Common Stock at $2.00 to $8.00 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are "accredited investors" as that rule is defined under Rule 501(a) of Regulation D.

                  Effective January 3, 2005, our Certificate of Incorporation was amended in connection with a reverse one for twenty stock split. Our authorized number of shares was reduced from 500,000,000 to 25,000,000 in connection with the reverse one for twenty stock split. Our new trading symbol became "XRGI". Our new CUSIP number is 98382P 20
         5. Our preferred stock was eliminated.

                  On January 5, 2005, Ken Steele, an existing shareholder advanced us $500,000 pursuant to a Promissory Note that was originally repayable on February 5, 2005. The original interest rate on this Note was 18%. The Note carries a 24% default interest rate commencing as of February 5, 2005. This note requires warrants to acquire 60,000 shares of common stock at an exercise price of $2.40. In addition, for each month that this Note is not paid, we are required to issue this shareholder 20,000 shares of common stock and additional warrants to acquire 60,000 shares of common stock at an exercise price of $2.40. The warrants include cashless exercise provisions, anti-dilution and adjustment provisions equivalent to most favorable anti-dilution rights on any outstanding warrants or equity securities. This shareholder is granted demand registration rights on these securities. We also agreed to grant this shareholder security interests in vehicle license plates, operating permits, equipment and accounts receivable. This shareholder has agreed to extend the maturity date of this note until March 31, 2005.

                  On February 23, 2005 we entered into a $1,180,000 note payable with Barron Partners, LP, our major shareholder. The note bears interest at 10.0% with an origination fee of 7.0%. The note is due in sixty days with a default interest rate of 17.0%. This note is secured by all of our assets. We are authorized to borrow an additional $800,000 from our majority shareholder on the same terms and conditions as set forth in the $1,180,000 note. Any additional equity or debt financing up to $800,000 provided by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and Steele on a prorata basis.

                  We are authorized to borrow an additional $800,000 from Barron on the same terms and conditions as set forth in the $1,180,000 note. Any additional equity or debt financing up to $800,000 provided by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and Steele on a prorata basis.

                  On February 24, 2005 we finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company's our existing factoring arrangements. Pursuant to this agreement, we have the right to advance against 80% of our eligible accounts receivable. We are subject to lock-box arrangements and funds from the collection of our receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.

                  In connection with this financing, a $75,000 commitment fee was paid to Capco at closing and the Company agreed to issue Capco common stock purchase warrants with a value equal to $150,000. Said warrant will have an exercise price equal to 120% of the 30 day average of the closing bid price of the Company's common stock prior to the closing of this facility. In addition, a finder has requested a cash fee equal to 3% of the initial draw down which equals $114,364.11 and a cash fee equal to 3% of additional draw downs on this facility up to a $10 million maximum. The Company agreed in principal to said fees. The finder requested additional warrants which the Company is not willing to issue. The Company is currently negotiating with this finder a resolution of its fees.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         On January 5, 2005 Ken Steele, an existing shareholder advanced us $500,000 pursuant to a Promissory Note that was originally repayable on February 5, 2005. The original interest rate on this Note was 18%. The Note carries a 24% default interest rate commencing as of February 5, 2005. We were obligated to issue Mr. Steele warrants to acquire 60,000 shares of our common stock at an exercise price of $2.40. In addition, for each month that this Note is not paid, we are required to issue Mr. Steele 20,000 shares of our common stock and additional warrants to acquire 60,000 shares of our common stock at an exercise price of $2.40. The warrants shall include cashless exercise provisions, anti-dilution and adjustment provisions equivalent to most favorable anti-dilution rights on any outstanding warrants or equity securities. Mr. Steele is granted demand registration rights for his securities. We also agreed to grant Mr. Steele security interest in vehicle license plates, operating permits, equipment and accounts receivable. This shareholder has agreed to extend the maturity date of this note until March 31, 2005.

         Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. ("CTC") which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.

         Barron has indicated its willingness to assist in the refinancing of the outstanding RSV, Inc. ("RSV") debt which we were obligated to assume in connection with our acquisition of RSV in 2004. The current amount of the RSV debt that we need to refinance is approximately $1,900,000. In addition, we will need to pay Richard Venable, the owner of RSV approximately $58,000 to reimburse him for payments he has made to the creditor subsequent to the acquisition. Our failure to complete the refinancing of the RSV debt and release of Mr. Venable from his personal guaranties would have a material adverse affect on XRG.

         In connection with the acquisition of Highway Transport in 2004 we also agreed to assume the obligations for that company's tractor/trailer equipment. The outstanding balance due to the lender/lessors of the Highway Transport equipment is approximately $1,171,000 as of February 21, 2005. This debt secures approximately 30 tractors. We are currently 2 to 3 months delinquent in our monthly payment obligations to these various lenders and lessors. Our aggregate monthly payments are approximately $58,000. Our total current arrearage is approximately $105,000. We intend to use a portion of the proceeds advanced from Barron to satisfy part of this arrearage. We are subject to the risks that the existing lenders and lessors of Highway Transport will replevin and take repossession of this equipment if we are not able to satisfy the arrearages in monthly payment obligations and maintain a current monthly payment status in the future.

         We are currently in default under approximately $180,000 of convertible notes due to eight holders and one other promissory note of $50,000 due to one holder. The $180,000 of notes bear default interest of 15%. These notes matured on December 31, 2004. The $50,000 note matured on February 1, 2005. We owe this holder 7,500 shares of our common stock at maturity for accrued interest. We also are obligated to issue 10,000 shares of common stock each month until this note is paid off. In addition, we have satisfied part of our obligations to various other noteholders through the conversion of such notes and the sale of the shares received upon conversion pursuant to Rule 144. We had included these noteholders in the selling shareholder registration statement which we have withdrawn.

         We have received a demand letter from counsel for the Placement Agent related to the sale of these convertible notes but no legal proceedings have been instituted. Our plan is to negotiate with the Placement Agent to resolve this matter on mutually agreeable terms. There is no assurance we will be able to resolve this matter and are exposed to the risk that such noteholders either individually or as a group will institute a collection lawsuit and obtain a judgment prior to the time we are able to generate sufficient capital to pay off these notes.

Item 5.  Other Information
         -----------------

         On November 15, 2004, at a Special Board of Directors meeting, the Board of Directors of the Company elected three new directors to serve on its Board of Directors as announced in Form 8-K filed on November 15, 2004.

         On November 30, 2004, XRG, Inc. accepted the resignation of Mr. Neil Treitman as the Chief Operating Officer of the company.

         On December 27, 2004 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. The Information Statement was filed in connection with a one (1) for twenty (20) reverse stock split effective January 3, 2005. Additionally, on that date, our Certificate of Incorporation was amended and the authorized number of common shares was reduced from 500,000,000 to 25,000,000. Our new trading symbol is "XRGI" on the OTC electronic bulletin board.

         At a Board of Directors meeting held on February 16, 2005, the Board approved the withdrawal of the current Registration Statement, Form SB-2 filed on November 12, 2004 with the Securities and Exchange Commission, as it has not been declared effective. The request to withdraw was filed on February 18, 2005.

         Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron is approximately $340,000. Barron is accruing its penalties from January 1, 2005 to February 16, 2005. Barron has agreed to waive its penalties from February 17, 2005 until XRG's fiscal year end, which is March 31, 2005. Barron's forbearance of waiving its penalties from February 16, 2005 to March 31, 2005 is predicated upon all other investors with registration rights waiving their penalty rights during same period as waived by Barron. There is no assurance that other investors will agree to waive their liquidated damages provisions for failure to register these shares in connection with the withdrawal of the above referenced registration statement. Liquidated damages due Barron is approximately $292,500 per quarter. Liquidated damages due to other investors are approximately $20,000 per month.

         On February 16, 2005 certain officers and directors agreed to modify their compensatory agreements. Annual compensation was reduced from $500,000 to $336,250, a reduction of 32.75%.

         On February 16, 2005 the Company engaged Walker Street Associates, an outside consultant, to evaluate our operations and to provide recommendations to improve financial performance.

         During February 2005 two directors resigned from the Board of Directors. One director resigned due to other commitments, the other director was unable to agree upon an acceptable level of board compensation for his services.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a) Exhibits

              Exhibit 10.1 Terminal Agreement and Bullet Point Addendum between Express Freight Systems, Inc and Express Freight, Inc. dated August 16, 2004.

              Exhibit 10.2 Terminal Agreement and Addendum between AGB Transportation Services, LLC and XRG Logistics, Inc. dated October 4, 2004.

              Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.

              Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kevin P. Brennan and Stephen Couture.

              (b) Reports on Form 8-K

              During the nine month period ended December 31, 2004, the Company filed with, or furnished to, the Securities and Exchange Commission (the "Commission") the following Current Reports on Form 8-K:

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

              Current Report on Form 8-K (Items 4.01 and 9.01) dated October 12, 2004 (filed with the Commission on October 14, 2004) reporting changes in Registrant's Accountant.

              Current Report on Form 8-K (Items 1.01 and 7) dated November 9, 2004 (filed with the Commission on November 10, 2004) entry into a material definitive agreement.

              Current Report on Form 8-K (Items 5.02) dated November 15, 2004 (filed with the Commission on November 15, 2004) reporting election of directors.

              Current Report on Form 8-K (Items 5.02 and 7.01) dated November 30, 2004 (filed with the Commission on December 1, 2004) reporting election of directors and departure of principal officer.

              Current Report on Form 8-K (Items 5.03, 7.01 and 9.01) dated November 30, 2004 (filed with the Commission on December 1, 2004) reporting election of directors and departure of principal officer.

              Current Report on Form 8-K (Items 5.03, 7.01 and 9.01) dated January 3, 2005 (filed with the Commission on January 6, 2005) reporting that the Company's Certificate of Incorporation was amended in connection with a reverse one for twenty stock split.

              Current Report on Form 8-K (Items 1.01, 2.02, 3.03, 5.02) dated February 5, 2005 (filed with the Commission on February 25, 2005) reporting Recent Interim Financing Arrangements/Defaults, New Financing Agreement with Capco Financial Company - a Division of Greater Bay Bank, N.A., Consulting Agreement with Walker Street Associates, Changes to Current Compensatory Arrangements, Conversion of Accrued Compensation into Shares, Material Modification to Rights of Security Holders, and Resignation of Directors.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XRG, Inc.

Dated:   3/2/2005

                              /s/ Kevin Brennan
                              ------------------------------------
                              Kevin Brennan
                              President & Chief Executive Officer

                              /s/ Stephen Couture
                              ------------------------------------
                              Stephen Couture
                              Vice President, Finance & Chief Financial Officer