Form 10KSB/A
period 2004-03-31
XRG INC
filed 2005-04-18
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB
                                 AMENDMENT NO.1


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

                               FORM 10-KSB - Index
                                 AMENDMENT NO.1


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8a.    DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures other than described below are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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


10.8             Stock Option Agreement between Neil Treitman and XRG, Inc. (3)

10.9             Employment Agreement between Kevin Brennan and XRG, Inc. (4)

10.10            Employment Agreement between Stephen Couture and XRG, Inc. (4)

10.11            Consultant Agreement between Donald G. Huggins, Jr. and XRG, Inc. (4)

31.1             Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.(5)

31.2             Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.(5)

32               Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.(5)

1. Incorporated by reference to the Registrant's Form 10-KSB filed on July 10, 2002.

2. Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, File No. 0-49659, filed March 4, 2002.

3. Incorporated by reference to the Registrant's Form 10-KSB filed on July 14, 2003.

4. Incorporated by reference to the Registrant's Form 10-KSB filed on July 14, 2004.

5.            Filed herewith


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


                                                              XRG, Inc.

Date:   March 31, 2005                               By:      /s/ Kevin Brennan
                                                              -----------------
                                                              Kevin Brennan
                                                              President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE             DATE
         ---------                                   -----             ----

/s/ Kevin Brennan            President and Chief Executive
--------------------------   Officer (Principal Executive         March 31, 2005
Kevin Brennan                Officer) and Director

/s/ Stephen Couture          Vice President, Finance, Chief       March 31, 2005
--------------------------   Financial Officer and Director
Stephen Couture


                                       32

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