Form 10QSB/A
period 2004-09-30
XRG INC
filed 2005-05-26
CIK 1168375

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Amendment No. 1 to Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


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

              4. In November 2004, we added 3 new board members and formed formal audit and compensation committees. Two new members resigned in February, 2005 because of inadequate time commitments and compensation issues. All new contracts are approved by our board of directors. In addition, we require board approval to issue new shares of our stock. This approval process requires proof that all legal requirements are met prior to issuing shares of stock. In addition, we require board approval to issue new shares of our stock.

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

Item 3.  Defaults Upon Senior Securities.
         --------------------------------
         None


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a) Exhibits

               Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis and Stephen Couture.

               Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis and Stephen Couture.

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


                                          XRG, Inc.

Dated:   4/29/2005

                                         /s/ Richard Francis
                                         ------------------------------------
                                             Richard Francis
                                             President & CEO

                                         /s/ Stephen Couture
                                         ------------------------------------
                                             Stephen Couture
                                             Vice President, Finance & CFO