Form 10KSB
period 2005-03-31
XRG INC
filed 2005-07-14
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 0-49659

XRG, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	58-2583457

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Cleveland Street, Suite 820 Clearwater, Florida	33607

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone Number, including area code: (727) 475-3060

Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     ☐ Yes       ☑ No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

State issuer’s revenues for its most recent fiscal year ended March 31, 2005	$39,571,970

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $3,011,657.

The number of shares outstanding of the registrant’s common stock was 15,036,027 as of June 30, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐       No ☑

FORM 10-KSB — Index

PART I

		Page
Item 1.	Business	1

Item 2.	Description of Property	14

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	17

	PART II

Item 5.	Market Price of the Registrant's Securities and Related Stockholder Matters	17

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7.	Financial Statements and Supplementary Data	26

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	26

Item 8a.	Disclosure Controls and Procedures	27

	PART III

Item 9.	Directors and Executive Officers of the Registrant	30

Item 10.	Executive Compensation	33

Item 11.	Security Ownership of Certain Beneficial Owners and Management	38

Item 12.	Certain Relationships and Related Transactions	39

Item 13.	Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K	41

Item 14.	Principal Accountants Fees and Services	46

	Signatures	48
Ex-10.97 Stanley Shadden Employment Agreement
Ex-10.98 Larry M. Berry Employment Agreement
Ex-10.99 Gary Walborn Employment Agreement
Ex-10.100 Herman Rios Employment Agreement
Ex-10.101 Richard S. Francis Employment Agreement
Ex-10.102 Richard S. Francis Employment Agreement
Ex-10.103 KDR Consulting Agreement
Ex-10.104 Common Stock Purchase Warrant
Ex-10.105 Oberon Securities Letter Agreement
Ex-10.106 Mildred Conroy Consulting Agreement
Ex-31 Section 302 CEO & CFO Certification
Ex-32 Section 906 CEO & CFO Certification
Ex-99.1 Code of Ethics

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about XRG, Inc.’s industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

          XRG, Inc.(“XRG) was incorporated in November 2000 under the laws of the State of Delaware. XRG is a holding company that owns subsidiary interstate trucking companies. Currently, XRG operates through its wholly owned subsidiaries XRG G&A, Inc. Express Freight Systems, Inc. (“EFS”), XRG Logistics, Inc. (“XRG Logistics”), and R&R Express Intermodal, Inc. (“R&R”). These subsidiaries operate under authority granted by the United States Department of Transportation (“DOT”) and various state agencies. For descriptive purposes herein, the registrant, XRG and its operating subsidiaries are collectively referred to as “XRG” or the “Company,” unless context otherwise requires.

          Our original business model was to operate primarily as an asset based carrier. During the last several months we have effectuated a restructuring of our business and operations and migrated to operating primarily as a non-asset based provider of transportation services. We effectuated this change in our business model through the restructuring of our previous acquisitions into an agency based business. This restructuring has resulted in us recognizing approximately $3,720,000 of goodwill impairment for the year ended March 31, 2005.

          We primarily operate through independent agents, who then arrange with independent truckers to haul the freight to the desired destination. XRG’s contractor network consists of five agents. Carolina Truck Connection (“CTC”) located in Fletcher, North Carolina is our only remaining asset based carrier. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to owner-operators. Independent agents, fleet owners, and owner-operators are compensated based upon a percentage of revenue they generate for XRG. We also subcontract (“broker”) freight loads to other unaffiliated transportation companies when needed to provide additional capacity to our customers.

          Barron Partners, LP (“Barron”) has facilitated the restructuring of our operations by providing us approximately $3,972,084 of working capital since September, 2004. In addition Mr. Kenneth A. Steel, Jr. advanced us $500,000. in January, 2005. While we believe that the restructuring from an asset based carrier to an agency based business will substantially reduce our negative working capital and losses generated from operations we will need additional capital to effectuate our long-term business strategy and achieve profitability. There is no assurance that Barron or any other funding source will provide such additional capital. In addition, even if XRG were to obtain additional capital the terms and conditions relating to such financing could be very dilutive to existing shareholders.

          In April 2005, we entered into an Administrative Services Agreement with R&R Express, Inc. (“R&R”) and Richard Francis, our new Chief Executive Officer. Pursuant to this Agreement, R&R is responsible for certain of the daily administrative, procedural and regulatory issues related to our operations.

          Our principal executive offices are located at 601 Cleveland Street, Suite 820, Clearwater, Florida 33607 and our telephone number is (727) 475-3060. Our website address is www.xrginc.com. The information contained on, or accessible through our website is not part of this form 10-KSB.

Interim Turn Around Plan

The major components of our turn around plan consist of the following:

•	Reduction of overhead by reducing personnel in our Clearwater, Florida office and eventually closing our Clearwater, Florida executive offices.

•	Restructuring of our business model from an asset based carrier to a non-asset based carrier.

•	We secured a new accounts receivable financing facility with Capco Financial Company. This financing has improved our cash flow position because of the lower costs of funds and the elimination of factoring reserves.

•	Changes in our executive management team. We have entered into settlement agreements with Kevin Brennan and Don Huggins. We have appointed Richard Francis as our new Chief Executive Officer. We are in litigation with our former Chief Financial Officer, Stephen Couture. We are actively searching for a new Chief Financial Officer in the Pittsburgh, Pennsylvania area.

•	We entered into an Administrative Services Agreement with R&R Express, Inc. and Richard Francis. Our strategy is to rely upon the infrastructure and expertise of R&R and Mr. Francis to more efficiently handle certain daily administrative, procedural and regulatory issues relating to our operations.

•	Recruiting additional agents and owner operators in new markets and expanding our network in existing markets. We have entered into a new employment agreement with Larry Berry who has substantial experience in the trucking and transportation industry to assist us in securing new business.

•	We have deferred principal payments on certain of our debt service obligations until December 31, 2005 with Barron and Mr. Steel. However, we have not been able to settle or defer payments relating to approximately $235,000 of promissory notes. The holders of $155,000 of outstanding notes instituted litigation in June, 2005 relating to the collection of such obligations.

•	We eliminated substantial liquidated damages in connection with the withdrawal of our previous registration statement. We are required to file a new registration statement by September 30, 2005 and have this registration statement declared effective by December 31, 2005 in order to avoid additional liquidated damages.

Summary of Restructured Operations

         During 2003 and 2004, we acquired and entered into contracts to acquire the business and equipment of seven (7) truckload carriers. The following table summarizes the initial transactions, all of which have been substantially restructured as described below:

	Headquarters	Carrier	Owner/Operators or Owned		Original Closing
Company	Location	Type	Tractors	Trailers	Date
J. Bently Companies, Inc.	Sweetwater, TN	Van	17 Owner Operators, 46 Fleet Contracted Tractors	209	9/1/03*
R&R Express Intermodal, Inc.	Pittsburgh, PA	Intermodal	34 Owner Operators	—	1/1/04
Highbourne Corporation	Champaign, IL	Van	34 Owner Operators	46	4/2/04
Highway Transport Services, Inc.	Evergreen, AL	Flatbed	32 Tractors, 12 Owner Operators	47	4/2/04
Express Freight Systems, Inc.	Chattanooga, TN	Van	106 Owner Operators	242	4/21/04
Carolina Truck Connection, Inc. (CTC)	Fletcher, NC	Van	7 Tractors, 2 Owner Operators	40	4/30/04
RSV, Inc.	Kingsport, TN	Van	42 Tractors	—	4/30/04

*	Began operating under a Fleet Owner and Independent Contractor Agreement on this date.

•	J. Bently Companies

         XRG has agreed in principal to restructure the May 2003 acquisition of certain transportation equipment and other assets used by J. Bently Companies, Inc. In connection with the May 2003 agreement, XRG’s wholly owned subsidiary, XRG Logistics, Inc. (“Logistics”), entered into a fleet owner agreement with Joseph Stapleton, which requires XRG to pay Mr. Stapleton 67% of gross freight revenues as compensation for the movement of freight (“Original Fleet Owner Agreement”). In August 2003, Logistics entered into an independent contractor agreement, which required Logistics to pay a commission of two percent (2%) of gross revenue as additional compensation for assistance and services in connection with the Fleet Owner Agreement (“Original Override Agreement”).

         In order to resolve dispute between the parties, XRG, Mr. Stapleton and Mr. Shadden, as the successors in interest to J. Bently Companies, Inc. agreed to terminate the original purchase agreement, amendments thereto, employment agreements with Mr. Shadden and Mr. Stapleton, the Original Override Agreement and the Original Fleet Owner Agreement. In lieu thereof, XRG and Mr. Shadden have entered into a new Terminal Agreement on an 85/15 basis. This Terminal Agreement has a term of five (5) years. In addition, XRG has entered into a new trailer lease and fleet owner agreement with Mr. Stapleton, which requires the payment of seventy-six percent (76%) of linehaul revenue to Mr. Stapleton for utilization of his equipment, which is a credit against the 85% agent fee due Mr. Shadden pursuant to the Terminal Agreement.

         XRG has also agreed to bring all trailer/equipment, capital leases and other financing arrangements with third party creditors current as of May 30, 2005. XRG has agreed to return all equipment previously transferred by Mr. Stapleton to XRG back to Mr. Stapleton. XRG has agreed to issue a total of 150,000 shares of its restricted common stock to Mr. Stapleton and Mr. Shadden, subject to certain vesting provisions provided the Terminal Agreement remains in effect through April 30, 2007. In addition, XRG has agreed to reimburse Mr. Stapleton and Mr. Shadden $45,000 each for previous deposits for insurance and to pay back Mr. Stapleton $52,000 for workers compensation insurance overcharges.

•	Formal Settlement Agreement re: EFS

         Effective as of April 26, 2005, XRG finalized a Settlement Agreement with Express Leasing Systems, Inc. (“ELS”), Express Freight, Inc. (“EF”) and the former shareholders and employees (“Holders”) of Express Freight Systems, Inc. (“EFS”). This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with EFS in March 2004, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a Terminal Agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The Settlement Agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum.

Material terms of the Settlement Agreement are summarized below:

•	The mutual termination of the Master Equipment Lease Agreement (“MELA”). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to us for the movement of our freight.

•	The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

•	Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 375,000 shares of the Registrant’s common stock. 187,500 shares of our common stock will be forfeited and returned to us as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

•	EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. These agreements were mutually terminated by us and the former EFS shareholders and employees.

•	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

•	We entered into a Terminal Agreement which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under our direction. Under this agreement, we are not responsible for any expenses incurred for the operation of the Agent’s terminal.

         XRG has the obligation to fulfill certain funding obligations pursuant to the Settlement Agreement on a timely basis, including but not limited to funding COMDATA, funding driver payroll, paying insurance, advance funding license/tag fees, and other items as set forth in the Settlement Agreement. The failure to make these fundings is considered a “Major Funding Default”, pursuant to the Settlement Agreement. Upon the occurrence of a Second Funding Default, EF and the Holders have the right to terminate the Terminal Agreement and shall be released from any further liability or obligations to damage provisions of the Terminal Agreement.

     Pursuant to the terms of the Settlement Agreement, XRG is entitled to a return of 187,500 shares issued in connection with the EFS merger. XRG has the risk of EF declaring a Major Funding Default because of its limited financial resources if it was unable to timely fulfill our funding obligations under the Settlement Agreement. Representatives of EF have alleged that XRG has already committed a Major Funding Default. XRG disputes this assertion. However, if two (2) Major Funding Defaults were deemed to have occurred, which would result in a potential termination of the Terminal Agreement, this would have a material adverse effect on the financial position of XRG.

•	Restructuring of Highway Transport, Inc. Acquisition

         In March 2004, XRG entered into an Asset Purchase Agreement for Highway Transport, Inc., an Alabama corporation (“HTI”), and its shareholders, Mr. Ed Brown and Mr. Milton Adams. Pursuant to this Agreement, XRG agreed to acquire certain transportation equipment and other assets use by HTI and to assume the debt and liabilities of HTI. In order to resolve disputes among the parties in connection with the prior Asset Purchase Agreement, XRG, HTI and its principals entered into a Termination Agreement and Terminal Agreement, effective as of May 30, 2005. Pursuant to the Termination Agreement XRG was released from certain obligations pursuant to the Asset Purchase Agreement including the Employment Agreements with Mr. Brown and Mr. Adams, the BELCO leases and other debts other than as set forth in the Terminaton Agreement and as described below.

         Pursuant to the Termination Agreement, XRG repaid HTI $180,000, the proceeds of which was used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its Common Stock.

         The Termination Agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the Termination Agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank (“Settlement Payments”). It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank, which approximates $807,000 as of March 31, 2005. XRG is currently the primary obligor on these obligations to United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank.

         The Terminal Agreement with HTI has a term for five (5) years. HTI covenants to use XRG on an exclusive basis as its carrier. XRG agrees to pay HTI eighty-seven percent (87%) of revenues. XRG shall retain the remaining thirteen percent (13%) of HTI revenues. If HTI ceases operations, sell substantially all of its assets, terminates the Terminal Agreement, or defaults in performing its obligations under the Terminal Agreement, XRG will be relieved of its obligations to make any remaining Settlement Payments. If any of such events occur within six (6) months after the effective date of the Termination Agreement, all previous shares of XRG common stock issued to the principals of HTI shall be immediately canceled.

         If XRG does not fund COMDATA immediately when due or make settlement of commissions on HTI invoices in presently available fund and fails to cure such default within a 24-hour period after receiving written notice, such shall constitute a major funding default (“Major Funding Default”). During any rolling 30-day period, XRG shall permit two Major Funding Defaults, then HTI shall have the right to terminate the Terminal Agreement and be released of any further obligations to XRG.

•	Carolina Truck Connection, Inc. — Amendment

         Effective April 1, 2005, XRG entered into the Second Amendment to Asset Acquisition Agreement with Carolina Truck Connection, Inc., Larry Puckridge and Robert Luther. XRG has agreed to issue Mr. Puckridge and Mr. Luther an additional 350,000 shares as additional consideration in connection with the original Asset Acquisition Agreement. In addition, XRG agreed to issue Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr., Puckridge’s guaranties are released and provided that after the annual anniversary date of this Agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original Asset Acquisition Agreement into an Agency Agreement with the revenue split being 85% to CTC and 15% to XRG.

•	Termination of RSV Merger

         In April 2004, XRG through a wholly owned subsidiary, entered into an Agreement and Plan of Merger with RSV, Inc., a Tennessee corporation (“RSV”). XRG issued the shareholders of RSV 100,000 shares of its Common Stock (post split), and agreed to assume certain indebtedness and liabilities of RSV. XRG has determined not to assume the liabilities and debts of RSV based upon the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the Merger Agreement.

         Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. However, it is XRG’s understanding that RSV shares were never delivered to the escrow agent. However, XRG issued its shares to the RSV shareholders. In addition, XRG never took title to the RSV assets. Accordingly, XRG believes that the RSV shareholders have the right to retain their RSV shares and that the XRG shares issued to the RSV shareholders should be returned to XRG.

         Based upon the above factors we have treated the RSV merger as void ab initio (as if it never happened). Accordingly all of the financial transactions booked for RSV on our financial statements for fiscal 2005, except for certain note payments made by XRG and RSV on RSV’s behalf, have been reversed. We intend to restate our quarterly financial statements for June 2004, September 2004 and December 2004 to reflect the elimination of the RSV assets, liabilities and results of operations. Approximately $862,092 of costs associated with the RSV transaction and contingent liabilities for claims against us are included in our income statement as a settlement loss. In addition, we have written off approximately $2,030,000 of previously booked fixed assets relating to the RSV merger.

•	Termination of Highbourne Asset Acquisition Agreement/AGB Terminal Agreement — Related Litigation

         On April 8, 2005, Stephen Orenic, a principal of AGB Transportation Services, LLC, the successor in interest to Highbourne Corporation, notified XRG that AGB was terminating the Terminal Agreement dated October 4, 2004 between AGB and XRG Logistics, Inc. Mr. Orenic alleged that XRG failed to make timely payments of certain regular commissions and monthly productivity bonuses. XRG disagrees with the allegations made by Mr. Orenic and believes that his termination was improper.

         On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB Transportation Services, LLC, and the principals of these entities, Stephen Orenic and Sherri Kenner, in the Circuit Court for the 13th Judicial Circuit in and for Pinellas County, Florida, Case No. 05-3766. The complaint alleges that AGB, Orenic and Kenner breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that Orenic and Kenner have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of Orenic, Kenner and AGB in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor of XRG.

         XRG is seeking various remedies, including damages relating to breach of contract, replevin of assets, breach of fiduciary duty of Orenic and Kenner, including but not limited to the duties of loyalty and fair dealing, and also that Orenic and Kenner have breached the restrictive covenants and covenants not to compete set forth in their employment agreements.

         This case is in its early stages. However, the operations of Highbourne will no longer be included in the XRG financial statements.

Administrative Services Agreement with R&R Express, Inc. and Richard Francis

         Effective April 20, 2005 we entered into an Administrative Services Agreement with R&R Express, Inc. (“R&R”) and Richard Francis. We appointed Mr. Francis as our Chief Executive Officer, replacing Kevin Brennan. Mr. Francis is also the President of R&R. Pursuant to the Administrative Services Agreement, R&R is responsible for certain of the daily administrative, procedural and regulatory issues relating to our operations. We have agreed to pay R&R an administrative services fee equal to 12% of line haul revenue (excluding pass throughs) for all agents. This fee is payable weekly.

         In addition we agreed to issue each of R&R and Mr. Francis 150,000 shares of our common stock. We also agreed to pay Mr. Francis an annual salary of $150,000 per year from our G&A subsidiary as compensation for serving as our Chief Executive Officer and certain of our subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R. This Administration Services Agreement supersedes the previous agreements between Mr. Francis, KDR Transport, Inc. and R&R. See “Certain Transactions”

         The Administrative Services Agreement has a five (5) year term, which is consistent with the term of our Terminal Agreements with our agents. The Administrative Services Agreement is cancelable by R&R prior to its date of expiration by providing us at least one (1) years’ written notice. We may cancel the Administrative Services Agreement at any time with at least forty-five (45) days’ prior written notice to R&R. R&R has agreed to a non-competition and non-solicitation of our customers, employees and agents during the term of the agreement and for a twenty-four (24) month period thereafter, excluding the business of R&R Intermodal, Inc.

         Pursuant to the Administrative Services Agreement, XRG is the carrier of record and insurer of all freight subject to the Terminal Agreements. All invoicing, bills of lading and other documents evidencing liability, ownership or legal obligations shall be the responsibility of XRG. XRG has the right to establish all pricing policies under the Terminal Agreements. XRG has the risk of loss as it relates to the ultimate collection of accounts receivable and uninsured cargo losses. XRG is the primary obligor with customers pursuant to the Terminal Agreements.

Industry

         According to the American Trucking Association (“ATA”), the trucking industry was estimated at approximately $610.1 billion in revenue in 2003 and accounted for approximately 86.9% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally chose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

         The trucking industry includes both private fleets and “for-hire’’ carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $278.5 billion of revenue in 2003. For-hire carriers include both truckload and less-than truckload operations. We operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $269.7 billion in 2003. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

         Recent economic trends have led to a consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge, or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new Environmental Protection Agency compliant equipment, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers. As a result, larger, better-capitalized companies, will have greater opportunities to gain market share and increase profit margins.

Current Business Strategy

         Our new business strategy employs primarily a non-asset based operating structure. We believe that implementing this business strategy has several advantages over asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•	Operating costs vary directly with revenue. Agents and owner-operators are compensated based on a percentage of revenues. This benefit of this structure is that short-term fluctuations in operating activity have less of an impact on our financials that they have on asset based truck transportation companies that assume all of the fixed cost. Therefore, our operating costs tend to be in direct proportion to revenues.

•	Minimize capital investments and fixed costs. Our non-asset based structure allows us to limit our investment in tractors and trailers and allows us to grow our core business with less capital requirements.

•	Performance/commission based compensation. Our agents and owner-operators are compensated based on performance that provides them with the incentive to seek new revenue opportunities. In addition, our owner operators seek to increase their equipment utilization as well as operating their equipment more safely, efficiently, and reliably because of this performance based compensation structure.

         We intend on recruiting additional agents and owner operators in new markets and expanding our network in existing markets. Agents typically represent a small number of shippers in local markets and are attuned to the specific transportation requirements of these customers. In addition, agents are instrumental in recruiting owner-operators in these local markets so that we can provide capacity on short notice to shippers. We will require additional capital in order to expand our business and recruit additional agents. There is no assurance that we will be able to expand our business and achieve profitability under this business strategy.

Marketing and Customers

         We provide transportation services to a wide variety of shippers, including a number of Fortune 1000 and multi-national companies across a wide variety of industries. No single customer has accounted for more that 10% of our operating revenues during our fiscal year ended March 31, 2005. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

         We, through our subsidiaries, conduct the majority of our business through a network of independent agents who are in regular contact with shippers at the local level. The agents have facilities and personnel to monitor and coordinate shipments and respond to shipper’s requirements in a timely manner. Agents provide the primary interaction with our shippers.

         Our agents primary function is to generate shipper business. However, agents typically provide terminal and dispatch services for our owner-operators and are an important source of recruiting new owner-operators. Our agents do not have the authority to execute or fulfill shipping contracts on their own, as all shipping contracts are between one of our operating subsidiaries and the shipper directly, and we generally assume the liability for freight loss or damages. Agents are paid a commission of our revenues from their trucking operations.

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

Regulation

         The trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission (“ICC”) and various state agencies regulated truckload carriers’ operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (“DOT”), but a lack of regulations implementing such transfers currently prevents us from assessing the full impact of this action.

         Each acquired truckload carrier is regulated by the United States Department of Transportation (“DOT”) and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, we may transport most types of freight to and from any point in the United States over any route selected by us.

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

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. All of our drivers will be required to have national commercial driver’s licenses and will be subject to mandatory drug and alcohol testing. The DOT’s national commercial driver’s license and drug and alcohol testing requirements may adversely affect the availability of qualified drivers to XRG.

         The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations which govern truck drivers’ hours of service (HOS). For all non-local trucking companies, this was the most significant change to the hours-of-service rules in over 60 years. Previously, drivers were allowed to drive 10 hours after 8 hours off-duty. The new rules allow drivers to drive 11 hours after 10 hours off-duty. In addition to this, drivers may not drive after 14 consecutive hours on-duty, following 10 hours off-duty as opposed to 15 hours on-duty, following 8 hours off-duty. There have been no changes in the rules that limit a driver to a maximum of 70 hours in eight consecutive days. A new rule allows a driver who takes at least 34 consecutive hours off duty to restart his or her on-duty cycle for the 70 hour rule. A driver’s 15 hour daily work cycle in the old system is considered cumulative, not consecutive, and does not take into account off-duty time during the 15 hour period. Under the new rules, a driver’s 14 hour daily work cycle is considered consecutive, and off-duty time counts against the 14 hour period. Therefore, loading/unloading delays, shipments that require multiple stop deliveries, and other non-driving activities may limit drivers’ available hours. On January 4, 2004, the new federal regulations that govern driver HOS became effective. The Company is unable to predict the ultimate impact of the new hours of service rules. These changes could have an adverse effect on the operations and profitability of the Company.

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

Employees

         As of June 30, 2005, we employed approximately 84 drivers, 12 mechanics and maintenance personnel, 53 general and administrative personnel supporting our trucking operations. We also contract with approximately 146 independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of our employees are represented by a collective bargaining unit, and we consider relations with our employees to be adequate. Our Administrative Services Agreement with R&R has allowed us to substantially reduce our corporate overhead by eliminating personnel in our Clearwater, Florida office. It is our intent to move all of our operations to Pittsburgh, Pennsylvania where R&R is located during fiscal 2006. We are also actively recruiting a new Chief Financial Officer in the Pittsburgh, Pennsylvania area. There is no assurance we will be successful in locating a new Chief Financial Officer.

Risks

Risks Related to Our Business

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address factors that may adversely affect our operations and profitability.

     Numerous competitive factors could impair our ability to maintain our current operations. These factors include the following:

•	We compete with many other transportation service providers of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth in our business;

•	Many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances we may not be selected;

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	The trend towards consolidation in the ground transportation industry may create other larger carriers with greater financial resources than us and other competitive advantages relating to their size;

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

Losses from Operations; Accumulated Deficit; and Negative Net Worth and Going Concern.

         Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from fundings that will primarily include equity and debt placements.

         Our financial statements have been prepared which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $14,237,000 for the year ended March 31, 2005, has an accumulated deficit at March 31, 2005 of approximately $35,385,000, which includes approximately $15,405,000 from unrelated dormant operations and $19,980,000 from current operations; and a negative tangible net worth of approximately $3,999,000 as of March 31, 2005. In addition, the Company has negative working capital of approximately $4,774,000 and has used approximately $7,516,000 of cash from operations for the year ended March 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

         Our growth strategy includes increasing the volume of freight moving through our existing network, selectively expanding the geographic reach of our service areas and broadening the scope of our service offerings. In connection with our growth strategy, we will be required to increase our driver recruiting and our sales and marketing efforts. Our growth strategy exposes us to a number of risks, including the following:

•	Geographic expansion requires start-up costs, and often requires lower rates to generate initial business. In addition, geographic expansion may disrupt our freight patterns to and from and within the expanded area and may expose us to areas where we are less familiar with customer rates, operating issues and the competitive environment.

•	Growth may strain our management, capital resources, information systems and customer service.

•	Hiring new employees may increase training costs and may result in temporary inefficiencies as the employees learn their jobs.

•	Expanding our service offerings may require us to enter into new markets and compete with additional competitors.

         We cannot assure that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profitability from our efforts, may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

Our information technology systems are subject to certain risks that we cannot control.

         Our information systems, including our accounting systems, are dependent, to an extent, upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services. In addition, we are in the process of transitioning to a new third-party software platform and we cannot assure you that this transition will be successful and will not disrupt our operations. If disruption occurs, our profitability and results of operations may suffer.

We are exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting.

         We will be evaluating and documenting our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we are in the process of converting our accounting and record-keeping software to a new software system. Complying with Sarbanes-Oxley Section 404 will require significant effort in a compressed timeframe, as well as result in our incurring substantial costs to comply with Sarbanes-Oxley Section 404. There can be no assurances that the evaluation required by Sarbanes-Oxley Section 404 will not result in the identification of additional significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting.

     Our auditors inability to attest to the effectiveness of our internal controls over financial reporting may have a material adverse effect on the value of our securities due to our inability to file our fiscal 2006 Form 10K-SB in a timely manner. If our auditors identify significant control deficiencies we will attempt to eliminate such deficiencies. However, there is no assurance we will be able to eliminate such deficiencies on a timely and cost efficient basis. We currently have material deficiencies in our internal controls and procedures over financial reporting and operations. See Item 8A — Disclosure Controls and Procedures for additional information. There is no assurance that we will be able to remediate such deficiencies within the required regulatory and legal timeframes. In addition, we are currently recruiting for a new Chief Financial Officer to replace Mr. Couture. There is no assurance that we will locate an individual in the Pittsburgh, Pennsylvania area on a timely basis.

Difficulty in attracting drivers could affect our operating results.

         Competition for drivers is intense within the trucking industry, and we periodically experience difficulties in attracting and retaining qualified drivers. Our operations may be affected by a shortage of qualified drivers in the future which could cause us to temporarily under-utilize our truck fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers. If we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected.

Our business is subject to general economic factors that are largely out of our control.

         Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses. Our results also may be negatively affected by increases in interest rates, which increase our borrowing costs and can negatively affect the level of economic activity by our customers and thus our freight volumes.

We may be adversely impacted by fluctuations in the price and availability of fuel.

         Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Any increase in fuel taxes or fuel prices or any change in federal or state regulations that results in such an increase, to the extent not offset by freight rate increases or fuel surcharges to customers, or any interruption in the supply of fuel, could have a material adverse effect on our operating results. Historically, we have been able to offset significant increases in fuel prices through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

         We are regulated by the United States Department of Transportation, and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, safety and fitness of transportation equipment and drivers, driver hours of service, and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, and ergonomics. Regulatory requirements, and changes from time-to-time in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing services to, shippers.

We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.

         We are subject to various federal, state and local environmental laws and regulations regulating, among other things, the emission and discharge of hazardous materials into the environment or presence on or in our properties and vehicles, fuel storage tanks, our transportation of certain materials, and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Environmental laws have become and are expected to become increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

         The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. These regulations could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly-designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

Our results of operations may be affected by seasonal factors and harsh weather conditions.

         Our operations are subject to seasonal trends common in the trucking industry. Our operating results in the first and fourth quarters are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and our ability to transport freight and increasing operating expenses.

Our business may be harmed by anti-terrorism measures.

         In the aftermath of the September 11, 2001 terrorist attacks on the United States, federal, state and municipal authorities have implemented and are continuing to implement various security measures, including checkpoints and travel restrictions on large trucks. If new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. We cannot assure you that these measures will not have a material adverse effect on our operating results.

Loss of Key Personnel.

         The loss of the services of Mr. Richard Francis, our Chief Executive Officer, could have a material adverse effect on the Company. XRG does not maintain any key man life insurance on the life of Mr. Francis. In addition, there is no assurance we will be able to attract other competent and qualified employees on terms deemed acceptable to us to implement our expansion plans. We are actively recruiting for a new Chief Financial Officer in the Pittsburgh, Pennsylvania area. There is no assurance that we will be able to attract and retain this individual.

Risks Related to Our Common Stock

Our Common Stock price may be volatile, which could result in substantial losses for individual stockholders.

         The market price for our Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

•	actual or anticipated variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the trucking industry;

•	changes in the economic performance and/or market valuations of other trucking companies;

•	additions or departures of key personnel.

Our Certificate of Incorporation limits director liability thereby making it difficult to bring any action against them for breach of fiduciary duty.

         As permitted by Delaware law, the Company’s Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of the Company’s charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

We may be unable to meet our future capital requirements.

         We are substantially dependent on receipt of additional capital to effectively execute our business plan. If adequate funds are not available to us on favorable terms we will not be able to effectively carry out our business plan and respond to competitive pressures, which would affect our ability to continue as a going concern. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

Penny stock regulations may impose certain restrictions on marketability of our stock.

         The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities.

         We have never paid dividends on our Common Stock and do not expect to pay any in the foreseeable future. We are subject to restrictions on our ability to pay dividends.

         A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.

         The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:

•	The sale of shares of our Common Stock underlying the exercise of outstanding options and warrants.

•	The sale of shares of our Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

         Any sale of substantial amount of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

Our principal shareholder controls a large portion of our outstanding common stock.

         Barron beneficially owns the majority of our outstanding shares of our common stock. Barron currently holds 8,591,667 shares of common stock. As long as Barron controls a large portion of our voting stock, it will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. Barron’s interests may differ from other shareholders. In addition, we are obligated to repay Barron $3,622,804 of promissory notes which mature on December 31, 2005. Barron has a security interest in all of our assets.

Our failure to register shares in the near future will materially affect the interest of all shareholders.

         In February, 2005 we withdrew a registration statement filed under cover of Form SB-2 on behalf of certain selling shareholders. Our decision to withdraw this registration statement was predicated upon the restructuring of our operations and the need to raise additional capital. In connection with our restructuring we have entered into a waiver and extension of liquidated damages rights with all of the holders, who are entitled to liquidated damages in connection with the failure to register our securities on behalf of such selling shareholders. We are required to file a new registration statement on or before September 30, 2005 and to have such registration statement declared effective on December 31, 2005. If the new registration statement is not filed and declared effective by such dates, then the holders are entitled to the liquidated damages or penalties for failure to have such registration statement filed and declared effective, with such liquidated damages rights commencing as of September 30, 2005 or December 31, 2005 as applicable. There is no assurance that we will be able to timely prepare, file and have declared effective a new selling shareholder registration statement. Liquidated damages due Barron are approximately $292,500 per quarter. Liquidated damages due the other investors are approximately are approximately $20,000 per month. Our failure to timely file and have declared effective a selling shareholder registration statement will have a material adverse affect on our operations due to the amount of liquidated damages that we will incur for failure to fulfill our registration rights obligations with these investors.

Our inability to refinance or payoff a significant amount of debt by December 31, 2005 will adversely affect the interests of our shareholders

         We are obligated to repay Barron $3,622,084 plus accrued interest on December 31, 2005. We are also obligated to repay Kenneth A. Steel, Jr. $500,000 plus accrued interest on December 31, 2005. We are in litigation with various noteholders in connection with approximately $155,000 of unpaid notes. $80,000 of other promissory notes are past the maturity dates of the notes. Our cash flow from operations will not be sufficient to generate enough cash to pay off all of these obligations by December 31, 2005. If we are unable to renegotiate, extend or refinance these obligations, then such parties could obtain judgments against us or force us into bankruptcy. In such event shareholders would in all likelihood lose their entire investment. We may be required to issue equity securities in order to renegotiate or satisfy such obligations. The issuance of additional equity securities would be extremely dilutive to existing shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 601 Cleveland Street, Suite 820, Clearwater, Florida 33755. We are currently in default of our lease obligations in our Clearwater, Florida office. We intend to close this office during fiscal 2006. We are delinquent on approximately three (3) months of lease payments at $3,027 per month. We are currently negotiating with the landlord, Wilder Corporation, to settle our lease situation in Clearwater, Florida. This lease expires in July, 2006.

         Our general and administrative offices are located at 3 Crafton Square, Pittsburgh, Pennsylvania 15205. These are the business offices of R&R. We make no lease payments to R&R in connection with the Administrative Services Agreement.

         On April 26, 2004 we entered into a Commercial Sublease Agreement with Carolina Truck Connection, Inc., in Fletcher, North Carolina. This lease is for facilities consisting of a truck yard, trailer storage yard and administrative facilities and has fixed lease payments of $1,500 per month. This lease expires in April, 2006.

         In connection with the restructuring of our operations into a non-asset based agency relationship our previous obligations relating to Bently and Highway were released. We did not close the RSV merger and accordingly are not making payments on a commercial lease agreement entered into with Richard S. Venable requiring lease payments of $33,000 per month which expired on May 31, 2005. In addition, we are involved in litigation in connection with the

Highbourne matter and accordingly are not making lease payments for the Highbourne facilities which required fixed lease payments of $3,000 per month and expires on March 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

     The following is a summary of current pending legal proceedings and claims. From time to time, we may be involved in other litigation relating to our business. There is no assurance that we may not be involved in future litigation which will have a material adverse affect upon us due to the costs associated with defending such matters or an unfavorable outcome in such proceedings. Our recent restructuring and limited financial resources increases the risk that we will be involved in future litigation.

•	Highbourne Litigation

         On April 8, 2005, Stephen Orenic, a principal of AGB Transportation Services, LLC, the successor in interest to Highbourne Corporation, notified XRG that AGB was terminating the Terminal Agreement dated October 4, 2004 between AGB and XRG Logistics, Inc. Mr. Orenic alleged that XRG failed to make timely payments of certain regular commissions and monthly productivity bonuses. XRG disagrees with the allegations made by Mr. Orenic and believes that the termination was improper.

         On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB Transportation Services, LLC, and the principals of these entities, Stephen Orenic and Sherri Kenner, in the Circuit Court for the 13th Judicial Circuit in and for Pinellas County, Florida, Case No. 05-3766. The complaint alleges that AGB, Orenic and Kenner breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that Orenic and Kenner have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of Orenic, Kenner and AGB in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor or XRG.

         XRG is seeking various remedies, including damages relating to breach of contract, replevin of assets, breach of fiduciary duty of Orenic and Kenner, including but not limited to the duties of loyalty and fair dealing, and also that Orenic and Kenner have breached the restrictive covenants and covenants not to compete set forth in their employment agreements.

         This case is in its early stages. However, the operations of Highbourne will no longer be included in the XRG financial statements.

•	Couture Litigation

         On May 4, 2005, XRG was served with a complaint filed by Stephen R. Couture in the Pinellas County, Florida, Circuit Court, Case No. 05-3084CI-11, alleging that XRG was in breach of his employment agreement. Mr. Couture alleges that XRG unilaterally and arbitrarily reduced the compensation due Mr. Couture to an amount less than the amount provided for in his agreement. In addition, Mr. Couture alleged that XRG unilaterally did away with car reimbursement and car insurance benefits provided in the Employment Agreement. In addition, he alleged that XRG has failed to pay his unused vacation.

         Mr. Couture’s employment agreement has a very narrow definition of termination for cause limited to conviction of a felony, conviction of misappropriation of assets or otherwise defrauding XRG. In addition, the resignation of Donald Huggins as a director potentially triggers a “change of control” provision under his agreement entitling him to 299% of base annual compensation as a severance payment.

         XRG has requested that outside counsel review the activities of Mr. Couture to determine whether there is a basis to institute counterclaims and affirmative defenses against Mr. Couture. XRG also maintains Mr. Couture voluntarily agreed to the compensation reduction in light of XRG’s current financial position and limited working capital.

         If Mr. Couture were to prevail in this action, XRG could potentially be liable to Mr. Couture for approximately four (4) years of additional compensation at a base salary of One Hundred Twenty-Five Thousand Dollars ($125,000) per year plus attorney fees. This case is in its early stages and it is too early to predict the outcome or settlement of this matter. However, XRG intends to vigorously defend this action.

         Mr. Couture has refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. Accordingly, XRG anticipates that Barron will seek to remove Mr. Couture as a director in the near future. In addition, XRG has been advised that certain of its shareholders intend to file suit against Mr. Couture.

•	Noteholder Litigation

         We are a defendant in a lawsuit filed in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida by five individuals who are the holders of our 15% senior convertible notes and warrants. We are in default in the payment obligations under these notes. We were obligated to repay such notes in the event of subsequent financings. We do not make payment on such notes. These notes have matured. Our exposure in this case is approximately $155,000 of principal amount of unpaid notes, accrued and unpaid interest plus attorneys’ fees.

         We have submitted a settlement offer to the plaintiffs’ counsel in connection with this matter. Pursuant to the settlement offer, XRG would become current in interest payments and extend the maturity date of these notes until December 31, 2005. Barron would agree to subordinate its right of repayment on its notes to the subject notes in this proceeding. There is no assurance that we will be able to settle this matter or raise affirmative defenses.

•	Former Employee Claims

         Andrew Davis, a former employee has filed a charge of discrimination with the EEOC as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. Both are in the initial stages and we are in the process of responding to both federal agencies. We believe the claims by Mr. Davis are without merit and that they are retaliatory in nature in connection with his termination as part of our cost cutting. The day after Mr. Davis was terminated our data processing systems were substantially damaged and Mr. Davis received a trespass warning from the Clearwater Police Department. We intend to vigorously defend this matter and to institute counterclaims against Mr. Davis for damages we have incurred.

•	RSV Claims

         In April 2004, XRG through a wholly owned subsidiary, entered into an Agreement and Plan of Merger with RSV, Inc., a Tennessee corporation (“RSV”). XRG issued the shareholders of RSV 100,000 shares of its Common Stock (post split), and agreed to assume certain indebtedness and liabilities of RSV. XRG has determined not to assume the liabilities and debts of RSV due to the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the Merger Agreement.

         Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. However, it is XRG’s understanding that RSV shares were never delivered to the escrow agent. In addition, XRG never took title to the RSV assets. However, XRG issued its shares to the RSV shareholders. XRG never took title to the RSV assets. Accordingly, XRG believes that the RSV shareholders have the right to a return of their RSV shares and that the XRG shares issued to the RSV shareholders should be returned XRG.

         Based upon the above factors, we have treated the RSV merger as void ab initio (as if it never happened). All financial transactions booked for RSV, except for certain note payments made by XRG on RSV’s behalf, have been reversed. We have booked an accrual for the damages claimed by RSV as of March 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 30, 2004 we received the written consents in lieu of meeting of stockholders from the holders of shares representing in excess of 51% of the total issued and outstanding shares of voting stock approving a certificate of amendment to our certificate of incorporation which increases the number of shares of Common Stock that we have the authority to issue from 15,000,000 to 25,000,000 shares.

         Effective January 3, 2005 pursuant to action by written consent of the holders of a majority of our voting securities, we effectuated a reverse 1 for 20 split of all issued and outstanding common shares. All stock amounts and related prices have been adjusted to reflect this 1 — 20 reverse stock split.

         Each of the above actions was approved by Barron Partners, LP, our majority stockholder which represented in excess of 51% of our outstanding Common Stock. No other votes were required or necessary to adopt these amendments.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Value

         Our Common Stock is traded on the OTCBB under the symbol “XRGI”. Our Common Stock commenced trading on March 20, 2003. The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid*	Low Bid*
Fiscal Year Ended March 31, 2003
Fourth Quarter (January 1, 2003 to March 31, 2003)	$8.00	$5.00

Fiscal Year Ending March 31, 2004
First Quarter (April 1, 2003 to June 30, 2003)	25.00	5.00
Second Quarter (July 1, 2003 to September 30, 2003)	28.00	11.20
Third Quarter (October 1, 2003 to December 31, 2003)	17.00	6.60
Fourth Quarter (January 1, 2004 to March 31, 2004)	8.20	3.80

Fiscal Year Ending March 31, 2005
First Quarter (April 1, 2004 to June 30, 2004)	8.00	3.80
Second Quarter (July 1, 2004 to September 30, 2004)	5.20	2.00
Third Quarter (October 1, 2004 to December 31, 2004)	3.80	2.18
Fourth Quarter (January 1, 2005 to March 31, 2005)	3.00	.85

*	Restated for a 20:1 reverse split on January 3, 2005.

         As of June 30, 2005, our closing bid price was $0.65 per share. As of June 30, 2005, there were approximately 1,700 shareholders of our outstanding Common Stock.

Description of Securities

Common Stock

         As of June 30, 2005, there were according to our transfer agent 15,036,027 shares of Common Stock, par value of $.001 per share outstanding, held of record by approximately 1,650 stockholders. In connection with our recent restructuring we are obligated to issue up to approximately 673,820 additional common shares to various parties which have not been recorded on our transfer agent’s records. We are also entitled to cancel 414,542 common shares as part of such restructuring resulting in a net of approximately 259,278 additional common shares which we were obligated to issue as of June 30, 2005. Accordingly, the adjusted number of common shares which were outstanding, and for which parties had a right to receive, as of June 30, 2005 is approximately 15,295,305 shares of our Common Stock.

         The holders of Common Stock are entitled to one vote per share for the selection of directors and all other purposes and do not have cumulative voting rights. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, and in the event of liquidation to receive pro-rata, all assets remaining after payment of debts and expenses. Holders of the Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions. In the event of dissolution, whether voluntary or involuntary, each share of the Common Stock is entitled to share ratably in the assets available for distribution to holders of the equity securities after satisfaction of all liabilities. All the outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

         In connection with the amendment to our certificate of corporation which increased an authorized number of common shares from 15,000,000 to 25,000,000 we eliminated our authority to issue any additional shares of Preferred Stock.

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

         Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934, (collectively, the “Acts”) as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

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

Transfer Agent

         Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Registration Rights Issues

         In February, 2005 we withdrew a registration statement filed under cover of Form SB-2 on behalf of certain selling shareholders relating to the registration of 14,758,208 shares of our Common Stock (including 2,293,042 shares underlying common stock purchase warrants and convertible debentures). Our decision to withdraw this registration statement was predicated upon the restructuring of our operations and the need to raise additional capital.

         In connection with our restructuring we have entered into a waiver and extension of liquidated damages rights with all of the holders, who are entitled to liquidated damages in connection with the failure to register our securities on behalf of such selling shareholders. We are required to file a new registration statement on or before September 30, 2005 and to have such registration statement declared effective on December 31, 2005. If the new registration statement is not filed and declared effective by such dates, then the holders are entitled to the liquidated damages or penalties for failure to have such registration statement filed and declared effective, with such liquidated damages rights commencing as of

September 30, 2005 or December 31, 2005 as applicable. There is no assurance that we will be able to timely prepare, file and have declared effective a new selling shareholder registration statement. Liquidated damages due Barron are approximately $292,500 per quarter. Liquidated damages due the other investors are approximately are approximately $20,000 per month. Our failure to timely file and have declared effective a selling shareholder registration statement will have a material adverse affect on our operations due to the amount of liquidated damages that we will incur for failure to fulfill our registration rights obligations with these investors.

Common Stock Purchase Warrants

         In connection with past capital raising we have outstanding approximately 2,198,184 common stock purchase warrants with exercise prices ranging from $.20 to $8.00. The vast majority of these warrants have a $2.00 exercise price. We are required to register the shares underlying these outstanding common stock purchase warrants. Our failure to register the shares underlying these warrants will result in liquidated damages as described above. The holders of these warrants have cashless exercise provisions and most favored nations status anti-dilution protection.

         In June, 2005 we issued an additional 5,500,000 common stock purchase warrants to Barron at an exercise price of $2. The warrants issued to Barron have registration rights, most favored nations anti-dilution protection, cashless exercise rights and liquidated damages rights as described above.

         In June, 2005 we issued Mr. Kenneth A. Steel, Jr. warrants to acquire up to an additional 1,000,000 of our common stock at an exercise price of $2 per share, subject to anti-dilution adjustment. This warrant is substantially the same form of warrant as issued to prior investors with favored nations and anti-dilution rights, registration rights and liquidation damages provisions.

         In connection with securing the Capco accounts receivable financing line we issued Capco warrants to acquire 63,820 shares of our Common Stock at an exercise price of $2.35. These warrants expire March 21, 2010. We also issued Oberon Securities, as the finder, warrants to acquire 55,000 shares of our Common Stock at a $2.16 exercise price. These warrants have a three (3) year term.

Penny Stock Considerations

         Penny Stock Regulation Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

         XRG’s securities will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges, therefore we will be subject to Penny Stock Rules. As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

Shares Eligible for Future Sale

         As of June 30, 2005 we had approximately 699,370 common shares that were freely tradable without restriction or further registration under the Securities Act of 1933, unless such shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933. Shares that cannot be traded without restriction are referred to as “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933. Restricted securities may be sold in the public market only if registered of if they qualify for an exemption from registration under Rule 144 of the Securities Act of 1933.

     In general, under Rule 144 as currently in effect, a person (or group of person whose shares are aggregated), including affiliates of the Company, who have beneficially owned shares of our Common Stock for at least one year would be entitled to sell within any three-month period, an amount of restricted securities that does not exceed the greater of:

•	1% of the number of shares of Common Stock then outstanding (approximately 150,360 shares as of June 30, 2005); or

•	the average weekly trading volume in the Common Stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

         Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us.

         Under Rule 144(k), a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, including the holding period of any prior owner other than an affiliate, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

         No prediction can be made as to the effect, if any that market sales of XRG’s Common Stock, or the availability of the Common Stock for sale, will have on the market price of the Common Stock prevailing from time to time. Nevertheless, sales of a significant number of shares of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the Common Stock and impair our future ability to raise capital through an offering of equity securities. See “Risk Factors — Future Sales of our Common Stock may depress our stock price.”

         In addition, we are required to file a registration statement on or before September 30, 2005 relating to the registration of all of the shares that were covered under cover of our Form SB-2 that was withdrawn in February, 2005. See “Registration Rights Issues” above. The registration of these shares plus such other additional shares as we may be required to include in such registration statement, will result in a substantial number of our shares being eligible for future sale without Rule 144 restrictions, assuming the subject registration statement is declared effective. Sales of shares pursuant to any future registration statement could adversely affect the market price of our Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with our audited financial statements as of March 31, 2005 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Business” and elsewhere in this Form 10-KSB.

         The statements that are not historical constitute “forward-looking statements”. Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as “expects”, “intends”, “goals”, “estimates”, “projects”, “plans”, “anticipates”, “should”, “future”, “believes”, and “scheduled”.

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

GENERAL

Losses from Operations; Accumulated Deficit; Negative Net worth and Going Concern.

         Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from fundings that will primarily include equity and debt placements.

         Our financial statements have been prepared which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $14,237,000 for the year ended March 31, 2005, has an accumulated deficit at March 31, 2005 of approximately $35,385,000, which includes approximately $15,405,000 from unrelated dormant operations and $19,980,000 from current operations; and a negative tangible net worth of approximately $3,999,000 as of March 31, 2005. In addition, the Company has negative working capital of approximately $4,774,000 and has used approximately $7,516,000 of cash from operations for the year ended March 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

         We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectible. At March 31, 2005, the allowance for doubtful accounts was $300,000 or approximately 5.6% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.

         In accordance with EITF 99-19, we record revenue on a gross basis because we are the primary obligors, the carrier of record and insurer of all freight, establish pricing, prepare all invoicing and have the risk of loss as it relates to the ultimate collection of accounts receivable and uninsured cargo losses. We recognize operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party provider is utilized under an agency arrangement to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments, the Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Accordingly, revenue and the related direct freight expenses of our business and our agency arrangements are recognized on a gross basis upon completion of freight delivery. Fuel surcharges billed to customers for freight hauled by our agency arrangements are excluded from revenue and paid in entirety to the Agents.

         For the stock options issued to employees, we have elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

         Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax basis (principally Fixed Assets). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of change in tax rates is recognized as income or expense in the period that included the enactment date.

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

         In accordance with SFAS No. 142, we do not amortize goodwill but instead we evaluate it annually for impairment and will evaluate it between annual tests if an event occurs or circumstances change which indicate that the carrying value of a reporting unit’s goodwill might be impaired. We complete our annual impairment tests in the fourth quarter of each year and generally recognize an impairment loss when the carrying value of a reporting unit’s goodwill exceeds the unit’s estimated fair value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future estimated cash flows for the reporting units. We believe that the estimates and assumptions are reasonable, and that they are consistent with the assumptions, which the reporting units use for internal planning purposes. However, significant judgment is involved in estimating these factors and they include inherent uncertainties. If we had used other estimates and assumptions, the analysis could have resulted in different conclusions regarding the amount of goodwill impairment, if any. Furthermore, additional future impairment losses could result if actual results differ from those estimates. During the fiscal year 2005, we evaluated the goodwill of each of our reporting units and recorded a goodwill impairment charge of $3,720,000. We determined the goodwill of $2,918,000 for Express Freight Systems, Inc. and $746,000 for Highway Transport Services, Inc. was impaired as these transactions were restructured to non-asset based agency relationships. Also, the $56,000 of goodwill for Highbourne Corporation was determined to be impaired as our relationship with them was terminated and they are no longer affiliated with or are an agent of XRG.

RESULTS OF OPERATIONS

Year ended March 31, 2005 compared to the year ended March 31, 2004

         XRG generated $39,353,428 in revenues during the fiscal year ended March 31, 2005 as compared to $4,682,277 during the fiscal year ended March 31, 2004. Our revenues increased $34,671,151 or 740.1% from fiscal year 2004 to 2005. This increase is the result of revenues attributable to the four truckload carrier operations we acquired in April 2004. The acquisitions in fiscal 2005 provided revenues as follows: Express Freight Systems, Inc. in the amount of $12,987,410, Highway Transport Services, Inc. in the amount of $3,780,523, Carolina Truck Connection, Inc. in the amount of $4,094,354, and Highbourne Corporation in the amount of $4,407,322.

         Related expenses were $33,315,008 and $3,283,415 resulting in a gross margin of $6,256,962 and $1,398,862 during the years ended March 31, 2005 and 2004, respectively. Related expenses during the year ended March 31, 2005 were primarily costs associated with purchased transportation. The primary components of purchased transportation during the year ended March 31, 2005 were owner-operator settlements of $19,403,705, company driver payroll of $3,979,761 and fuel costs of $3,011,606.

         For the year ended March 31, 2005, total selling, general and administrative expenses were $13,221,960 as compared to $3,838,338 for the previous year, an increase of $9,383,622. This increase is attributable to the additional costs to integrate and operate the four truckload carrier operations we acquired in April 2004 and the two existing truckload carrier operations acquired during the fiscal year ended March 31, 2004. The primary components of selling, general and administrative expenses during the year ended March 31, 2005 were payroll costs of $3,631,633, commissions of $2,820,202, and insurance costs of $1,713,279

         We recorded bad debt expense of $246,289 for the fiscal year ended March 31, 2005 and $1,049,642 for the fiscal year ended March 31, 2004 resulting in a decrease $803,353 as a product of better receivables management and reduction of customer credit risks.

         During the fiscal year ended March 31, 2005 we recorded $3,719,688 of goodwill impairment and $1,665,313 of settlement loss. There was no goodwill impairment or settlement loss during the fiscal year ended March 31, 2004. These costs were attributable to changes made from restructuring transactions of the acquired truckload carrier operations.

         Interest expense for the year ended March 31, 2005 and 2004 was $1,083,553 and $183,836, respectively. This increase of $899,717 is associated with an increase in the average notes payable outstanding each month during fiscal year ended 2005 compared to 2004 as a result of the debt associated with our truckload carrier acquisitions and the financing of additional transportation equipment.

     We recorded $338,486 and $777,259 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the fiscal years ending March 31, 2005 and 2004, respectively.

     We had a net loss of $14,236,869 for the year ended March 31, 2005 as compared to a loss of $4,450,213 for the year ended March 31, 2004 an increase of $9,786,656. This increase in our operating loss over that of the year ended March 31, 2004 is the result of recording goodwill impairment of $3,719,688, settlement loss of $2,359,111, additional interest expense of $899,717, and the costs to integrate the truckload carrier operations we acquired in April 2004.

     The basic loss per share was $1.25 for the year ended March 31, 2005 compared to a basic loss per share of $4.92 for the year ended March 31, 2004. The basic weighted average shares outstanding for the year ended March 31, 2005 was 11,385,176 as compared to 905,176 for the year ended March 31, 2004.

     During the fiscal year ended March 31, 2005, we used $7,515,861 in cash from operating activities as compared to $1,166,421 from operating activities during the year ended March 31, 2004. Investing activities for the year ended March 31, 2005 primarily consisted of acquisitions of truckload carriers of $2,038,000 and purchases of equipment of $566,027. Financing activities for the year ended March 31, 2005 provided $10,119,888, which primarily consisted of $6,752,453 from proceeds from common stock issued, $3,260,560 from issuance of notes payable, and $1,249,722 from a line of credit.

     Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred operating losses of approximately $14,237,000 for the year ended March 31, 2005, have an accumulated deficit at March 31, 2005 of approximately $35,385,000 which includes approximately $15,405,000 from unrelated dormant operations and $19,980,000 from current operations, and a negative tangible net worth of approximately $3,999,000 as of March 31, 2005. In addition, the Company has negative working capital of approximately $4,774,000 and has used approximately $7,516,000 of cash from operations for the year ended March 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

     In order for us to achieve profitability we will require substantial additional revenues. Our Administrative Services Agreement with R&R requires us to pay, on average, approximately a 12% fee. Under our Agency Agreements we generally net approximately 15% of revenues after payment of related terminal operating and transportation expenses (i.e., fuel and driver payroll). Accordingly, we are left with approximately 3% of revenues as profit margin. We are required to pay certain overhead costs, such as accounting, legal and home office payroll from the remaining 3%. Currently, we do not generate enough revenues that will result in profits. There is no assurance that we will be able to attract additional agency relationships to substantially increase our revenue in the near future.

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

     Related expenses were $3,283,415 and $789,924 resulting in a gross margin of $1,398,862 and ($103,894) during the years ended March 31, 2004 and 2003, respectively. Related expenses during the year ended March 31, 2004 were primarily costs associated with purchased transportation. The components of purchased transportation during the year ended March 31, 2004 were owner-operator settlements of $1,284,918, equipment rental costs of $691,892, fuel costs of $549,000, and company driver payroll of $442,852. Related expense during our fiscal year ended March 31, 2003 were costs associated with administrative services we provided to one customer. We expect our related expenses to significantly increase during the 2005 fiscal year due to our acquisition strategy.

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

     The basic loss per share was $.25 for the year ended March 31, 2004 compared to a basic loss per share of $.09 for the year ended March 31, 2003. The basic weighted average shares outstanding for the year ended March 31, 2004 was 18,103,520 as compared to 9,312,297 for the year ended March 31, 2003.

Liquidity and Capital Resources

     To date, we have funded our capital requirements and our business operations with funds provided by borrowings and equity investments which are summarized as follows:

•	Initial Barron Funding

     We entered into a Stock Purchase Agreement with Barron on March 31, 2004. During April, under the terms of this Agreement, we issued Barron 5,416,667 shares of our Common Stock for an aggregate purchase price of $3,250,000. These proceeds were primarily used to fund our initial acquisitions and related working capital. In June, 2004 we issued 3,000,000 additional shares of our Common Stock to Barron in connection with a cashless exercise of common stock purchase warrants issued to Barron in connection with this financing.

     There were finder’s fees associated with this financing consisting of $325,000 and common stock purchase warrants representing the right to purchase 541,667 shares of Common Stock at $0.60 per share and common stock purchase warrants representing the right to purchase 200,000 shares of Common Stock at $0.20 per share both with a five year term.

     We entered into various other covenants with Barron in connection with this financing, including but not limited to, registration rights and appointment of outside directors. Barron has agreed to waive liquidated damages for failure to register its shares through September 30, 2005. We are required to have a registration declared effective on behalf of Barron by December 31, 2005. Our failure to have this registration statement filed or declared effective on a timely basis will result in us accruing approximately $292,500 per quarter of liquidated damages due Barron.

     Also, in connection with this financing our previous insiders canceled all of their Series A Preferred Stock in exchange for 1,250,000 shares of our Common Stock.

     The Common Stock and the Warrants were issued to Barron in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. Barron represented that it is an “accredited investor” as that rule is defined under Rule 501(a) of Regulation D. As a direct result of the transactions referred to above, Barron became a “control person” as that term is defined in the Securities Act of 1933, as amended.

•	Other Equity Financings During Fiscal 2005

     During the fiscal year ended March 31, 2005, we raised $3,870,000 in exchange for 1,935,000 shares of Common Stock from various investors. There were finder’s fees associated with these financings consisting of $317,000 and Common Stock Purchase Warrants representing the right to purchase 192,530 shares of Common Stock at $2.00 to

$8.00 per share for a five-year term. These shares were issued in private placement transactions pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors represented they were “accredited investors.” In February, 2005 we withdrew a registration statement filed under cover Form SB-2 on behalf of these investors. In connection with our restructuring we have entered into a waiver and extension of liquidated damages rights with these investors. We are required to file a new registration statement on or before September 30, 2005, and to have such registration statement declared effective on or before December 31, 2005. If the new registration statement is not filed and declared effective by such dates, then these investors are entitled to liquidated damages of approximately $20,000 per month.

•	Interim Financing Arrangements with Barron

     In order to satisfy our interim working capital requirements, we have borrowed funds from Barron, our largest shareholder. The following table sets forth a summary of the date, amount, interest rate, collateral and extended maturity date relating to such borrowings:

		Interest		Current	Extended
Date	Amount	Rate	Collateral	Maturity Date	Maturity Date
9/10/04	$225,809.86	6%	20 Trailers	3/31/05	12/31/05
10/1/04	166,275.00	6%	15 Tractors	3/31/05	12/31/05
2/23/05	1,180,000.00	10%	All Assets	4/23/05	12/31/05
3/3/05	800,000.00	10%	All Assets	5/1/05	12/31/05
6/2/05	1,250,000.00	10%	All Assets	12/31/05	N/A

     On May 20, 2005, we entered into a Promissory Notes Modification Agreement with Barron, extending the due date of all of the above Notes, until December 31, 2005. In connection with this arrangement, Barron agreed to subordinate its right of payment and interest on such Notes and other future indebtedness to Kenneth A. Steel, Jr., who is the holder of a $500,000 Promissory Note of XRG. We are obligated to use at least seventy percent (70%) of the proceeds from any debt on equity financings to repay these notes.

     The June 2005 funding we received from Barron consisted of $1,600,000 of Units. A $100,000 Unit consisted of (i) a $78,125 Promissory Note, and (ii) $21,875 allocated to acquire 10,937.5 shares of our common stock at $2.00 per share and the right to acquire 343,750 Common Stock Purchase Warrants with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 Promissory Note. In addition, Barron has the right to acquire 5,500,000 shares of our Common Stock pursuant to the Common Stock Purchase Warrant with an issue date of June 2, 2005, at an exercise price of $2.00.

     The shares and warrants issued to Barron have registration rights, most favored nation’s anti-dilution protection, cashless exercise provisions, and registration rights with liquidated damages.

•	Restructured Arrangements with Kenneth A. Steel, Jr.

     On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. We did not pay this note as due and obtained an original extension through March 31, 2005. As part of our recent restructuring we have entered into a new restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. We have agreed to issue Mr. Steel warrants to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant is substantially the same form of warrant as issued to other investors with favored nations and anti-dilution rights. Such rights were also granted to other affiliates of Mr. Steel.

•	Capco Accounts Receivable Financing Line

     On February 24, 2005 we finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace our existing factoring arrangements. Pursuant to this agreement, we have the right to advance against 80% of our eligible accounts receivable. We are subject to lock-box arrangements and funds from the collection of our receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.

Seasonality

     In the transportation industry, results of operations frequently show a seasonal pattern. Our operating results in the first and fourth quarters are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and our ability to transport freight and increasing operating expenses.

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

NOTE: The updated opinion of our former auditors, Pender Newkirk & Company, CPAs, Tampa, Florida for our fiscal year ended March 31, 2004 is not included in this filing. The Registrant anticipates receiving the updated audit opinion for our prior fiscal year financial statements in the near future from its former auditors and will promptly file the updated audit opinion for its prior fiscal year as an amendment to this Form 10-KSB upon receipt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 12, 2004, we terminated our relationship with Pender, Newkirk & Company, CPAs (“PNC”) as our independent certified public accountants and on the same date engaged Mahoney Cohen & Company, CPA, P.C. as our independent certified public accountants for the fiscal year ending March 31, 2005.

          (a) Previous independent accountants:

               (i) On October 12, 2004, we dismissed Pender, Newkirk & Company, CPAs (“PNC”) as our independent accountants.

               (ii) The reports of PNC on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, PNC’s report for the year ended March 31, 2003 included an explanatory paragraph noting the Company’s limited liquid resources, recurring losses from operations and our need to raise additional capital, all of which raised substantial doubt about our ability to continue as a going concern.

               (iii) The Audit Committee made the decision to change independent accountants that consisted of the entire Board of Directors.

               (iv) In connection with its audits for the two most recent fiscal years and through October 12, 2004, there have been no disagreements with PNC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PNC, would have caused them to make reference to such disagreements in their report on the financial statements for such years.

               (v) During the two most recent fiscal years and through October 12, 2004, PNC did not advise us of any of the events described in Item 304(a)(1)(B) of Regulation S-B except as follows:

     In August 2004, PNC advised us of material weaknesses in our internal accounting controls necessary for the preparation of financial statements. Specifically, PNC indicated that our limited staff involved in the closing process caused many critical accounting duties to be combined. This issue caused delays in the closing process, difficulties segregating duties, inefficiencies in locating documents, and expanded audit testing. In addition, PNC indicated the need for implementing accounting policies and procedures to improve the financial statement close process.

               (vi) We requested that PNC furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which they do not agree. As of the filing date of this Form 10-KSB PNC has not provided this letter due to unpaid fees part of which are in dispute.

          (b) On October 12, 2004, we engaged the firm of Mahoney Cohen & Company, CPA, P.C. as independent certified public accountants for the fiscal year ending March 31, 2005. We had not previously consulted with Mahoney Cohen & Company, CPA, P.C. on items which (i) concerned the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) concerning any subject matter of a disagreement or reportable event with PNC.

ITEM 8a. DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation,current management concluded that our disclosure controls and procedures for fiscal 2005 were inadequate and that XRG continues to experience material weaknesses in its disclosure controls and procedures. In an attempt to mitigate such disclosure controls and procedures weaknesses we have entered into the Administrative Services Agreement with R&R. We have also restructured our business model from an asset based to a non-asset based carrier which should substantially reduce the accounting and administrative controls and procedures requirements imposed upon us. We have also begun implementing one uniform accounting and information systems software package – Load Z which we hope will substantially improve all our financial and information reporting systems.

     We are only in the initial phases of a establishing compliance with Section 404 of Sarbanes-Oxley. There is no assurance that we will be able to timely comply with the Section 404 Sarbanes-Oxley controls and procedure requirements in connection with the audit of our fiscal 2007 financial statements.

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

     Our former auditors, Pender Newkirk & Company, CPAs (“PNC”) advised us of weaknesses in our internal accounting controls necessary for the preparation of financial statements during our fiscal year ended March 31, 2004. In the 2004 Reporting Package dated August 7, 2004 our former auditors identified certain reportable conditions that were considered material weaknesses in our internal controls subsequent to filing our form 10-KSB on July 14, 2004. Our former auditors reviewed our disclosures on internal controls in Item 8(a) 10-KSB prior to filing. However, we are disclosing the reasons why the disclosure controls and procedures were ineffective during our fiscal year ended March 31,

2004, and what measures we have taken to improve our internal controls and procedures during our fiscal year ending March 31, 2005.

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

     2. Due to the limited number of people working in XRG’s offices, many critical duties were combined. During the audit, certain companies within the consolidated group had a single individual prepare and sign checks, reconcile bank accounts, perform payroll duties and maintain the general ledger.

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

     We are continuing the process of identifying and implementing corrective actions identified to improve the design and effectiveness of our internal controls, including enhancement of systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

     Even after corrective actions have been implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	collusion of two or more people;

•	inappropriate management override of procedures; and

•	risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

     If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

     We did not take measures during our fiscal year end March 31, 2005 to remediate the internal control weakness identified in the 2004 reporting package. However, we are in the process of attempting to address and eliminate the material weaknesses in our internal controls and procedures as identified in the 2004 reporting package as follows:

     1. In April, 2005 we entered into an Administrative Services Agreement with R&R and Richard Francis. We are consolidating our operations in Pittsburgh, Pennsylvania. We are relying upon the infrastructure, personnel and experience of R&R in improving our operations and controls over our agents. We understand that R&R will be required to institute new controls and procedures in order to remediate many deficiencies identified by PNC. Specifically, R&R will be required to institute controls and procedures regarding the maintenance of accurate accounts receivable balances and the institution of controls for procedures regarding our accounts payable disbursment controls with our agents.

     2. We are in the process of eliminating our Clearwater, Florida offices. We currently have two accounting personnel working in this office. It is our goal to transfer all remaining functions to Pittsburgh, Pennsylvania during fiscal 2006.

     3. We are searching for a new Chief Financial Officer to replace Mr. Couture. Currently, a substantial amount of our financial statement preparation and underlying schedules are prepared utilizing the services of an outside consultant. This consultant assisted us during the preparation of our 2003 and 2004 audits. However, we believe it is essential to have a fulltime and competent Chief Financial Officer on site if we are to adequately remediate the controls and procedures deficiencies identified by PNC.

     During fiscal 2005 we utilized at one time or another three separate accounting and informational reporting software packages. Daily revenues and direct costs were recorded in Strategy-5. Journal entries were recorded in Load Z and part of our accounts payable were recorded in ACC Pac. It was generally agreed that Strategy-5 was difficult to use and that many users did not follow input protocol procedures which resulted in numerous phantom and duplicate transactions that required reversal or adjustment. Furthermore, these systems did not interface with each other and we were not able to generate accurate trial balances and general ledgers without substantial manual input and use of excel format spreadsheets. Subsequent to March 31, 2005, we made the decision to abandon ACC Pac and Strategy-5.

     4. We have selected Load Z as our primary accounts payable, general ledger and informational reporting software package. As of the date of this filing we have implemented Load Z in R&R Intermodal, Inc. We are in the process of installing Load Z out to our agents’ terminals. We hope that by utilizing one uniform information reporting package it will eliminate many of the problems identified in the 2004 reporting package. However, there is no assurance that Load Z will solve our information and accounting reporting problems and deficiencies. We have a data processing manager who is the developer of the Load Z software. However, it is too early in the implementation or rollout of Load Z to determine whether it will be an effective solution to our accounting and information reporting system deficiencies and needs.

     5. During fiscal year end March 31, 2005 we did not timely reconcile our bank accounts. We are currently dedicating an accounting clerk to make more timely reconciliations of all bank accounts on a monthly basis.

     In December 2004, we hired Jay Ostrow, to serve as our corporate controller. He has been instrumental in preparing our financial statements and notes thereto. Mr. Ostrow’s biography is as follows:

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

     Our Board of Directors requires all new contracts be approved by the Board. Board approval is required to issue new shares of our stock. This approval process requires proof that all legal requirements are met prior to issuing shares of stock.

     In the future, we intend on using a 10-KSB and MD&A checklist as a guide in preparing our financial statements and notes.

     During our first quarter ended June 30, 2004, we began using Spectrum HR, an employee leasing company, to facilitate our payroll processing for all employees for all divisions with the exception of our executive officers. Spectrum HR remits the payroll taxes and completes the payroll reports on our behalf. We plan on continuing this relationship with Spectrum HR, which should reduce problems with accurately filing our payroll tax returns.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers of the Company

     The following table sets forth certain information with respect to each person who is a director or an executive officer as of June 30, 2005.

NAME	AGE	POSITION
Richard Francis	49	President, Chief Executive Officer,
		Chief Financial Officer,
		Director

Stephen R. Couture	35	Director

Terence Leong	38	Director

Michael T. Cronin	49	Director

     Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. See “Board of Directors” for a discussion of the Directors’ terms.

Business Experience of Current Executive Officers and Directors

     Mr. Richard Francis, President, Chief Executive Officer and Chief Financial Officer. Mr. Francis became our Chief Executive Officer in April, 2005 replacing Kevin Brennan. Mr. Francis was previously the President of XRG, G&A, Inc. and R&R Express Intermodal, Inc., both XRG wholly-owned subsidiaries. Mr. Francis has over 25 years experience in the truckload carrier industry. Mr. Francis also serves as President of KDR Transport, Inc. and R&R Express, Inc. Mr. Francis holds a degree in business logistics from Penn State University.

     Mr. Stephen R. Couture, Director. Mr. Couture is a principal in Couture & Company, Inc., a corporate financial consulting firm founded in 1980. He has consulted for numerous public and private companies primarily in the Tampa Bay, Florida region since 1993. Mr. Couture has been involved with structuring financings, assisting with mergers and acquisitions, private and public placements, and development of company business plans. Mr. Couture earned a Masters in Business Administration, emphasis in finance and accounting, from the University of Tampa and a Bachelor of Science degree in management systems, from Rensselaer Polytechnic Institute. Mr. Couture is no longer our Chief Financial Officer. We do not anticipate that Mr. Couture will be reelected to our Board of Directors.

     Mr. Terence Leong became a Director on May 20, 2005. Since 1996, Mr. Leong has been the owner of Walker Street Associates, a management consulting firm. Mr. Leong has assisted Barron in other financings and restructuring arrangements. He is currently a Director of Entech Environmental Techologies, Inc. (“EEVT”), another Barron portfolio company.

     Mr. Michael Cronin became a Director in November 2004. Mr. Cronin has been a practicing attorney with the law firm of Johnson, Pope, Bokor, Ruppel & Burns, LLP, in Clearwater, Florida since 1983. Mr. Cronin concentrates his practice in securities and corporate law. Mr. Cronin is a founding Director of Patriot Bank. In 1977 Mr. Cronin graduated from the University of Florida with a degree in accounting. He received his Juris Doctor from the University of Georgia in 1983. Mr. Cronin is a founding Director and Chairman of the Audit Committee of Patriot Bank, a state chartered community bank located in Pasco County, Florida.

Changes in our Board of Directors and Principal Executive Officers in Connection with our Restructuring

     On February 16, 2005, Gary Allen resigned as a director. On February 23, 2005, Brad Ball resigned as a director. We were not able to reach an agreement with Mr. Ball as to an acceptable level of board compensation for his services. We have agreed in principal to issue Mr. Ball options to acquire 1,200, shares of our common stock at an exercise price of $2.00. Mr. Allen resigned to procure other business interests. On November 30, 2004, we accepted the resignation of Mr. Neil Treitman as our Chief Operating Officer.

     Mr. Cronin became a Director in November 2004. Mr. Francis was appointed as our Chief Executive Officer in April, 2005 in connection with the Administrative Services Agreement with R&R. On May 20, 2005 Mr. Francis and Mr. Leong were appointed to our Board of Directors to fill vacancies created by the resignations of Mr. Huggins and Mr. Brennan, as described below.

     Effective May 20, 2005 a Mutual General Release was entered into between XRG, Barron and Donald Huggins. Mr. Huggins agreed that upon execution of this Release by all parties, he shall resign as a Director of XRG. Mr. Huggins agreed to release XRG and Barron from all claims, including but not limited to, obligations of XRG to Mr. Huggins pursuant to his Consulting Agreement dated March 1, 2004 and the Amendment thereto dated February 10, 2005. Mr. Huggins was released of all claims by XRG or Barron except claims grounded upon fraud, malfeasance, misappropriation of assets or theft. In addition, Mr. Huggins agreed to reduce his stock ownership in the Company by twenty-five percent (25%) so that his net holdings is approximately five hundred fifty two thousand five hundred (552,500) shares. Mr. Huggins was released of all claims by XRG or Barron except claims grounded upon fraud, malfeasance, misappropriation of assets or theft.

     XRG also entered into a similar agreement with its former Chief Executive Officer, Mr. Kevin Brennan. The Company agreed to pay Mr. Brennan Thirteen Thousand Four Hundred Twenty-Five and 90/100 Dollars ($13,425.90) and Mr. Brennan agreed to reduce his stock ownership in the Company from five hundred twenty-nine thousand one hundred sixty-seven (529,167) shares to three hundred sixty-nine eight hundred seventy (369,870) shares. In addition, Mr. Brennan released XRG from all obligations under his Employment Agreement originally dated March 1, 2004 as amended on February 10, 2005. XRG and Barron agreed to release Mr. Brennan from any claims or causes of action excepting only those which are grounded or based upon fraud, malfeasance, misappropriation of assets or theft.

Board of Directors

     Our Bylaws fix the size of the Board of Directors at no fewer than one and no more than seven members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are four (4) directors. We do not anticipate that Mr. Couture will be reelected to our Board of Directors. Our Board of Directors met in person approximately seven times during fiscal year ended 2005 and each of our Directors attended these meetings. In addition, our Board of Directors acted on numerous occasions pursuant to unanimous written consent of all Directors. We currently do not compensate any of our Directors for serving on the Board. We intend to adopt compensation packages for our Board members during fiscal 2006.

The Committees

     The Board of Directors has not established a Compensation or Audit Committee and the usual functions of such committees are performed by the entire Board of Directors. Mr. Cronin currently serves as Chairman of the Audit Committee and is deemed our financial expert. He is not considered independent. We do not have a standing nominating committee for the Board.

Executive Officers

     Officers are appointed to serve at the discretion of the Board of Directors. None of the executive officers or directors of our company have a family relationship with any other executive officer or director of our company.

Code of Ethics

     In connection with the filing of this Form 10K-SB we have adopted a “Senior Financial Officers - Code of Ethics” that applies to all XRG employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of the our Code of Ethics is attached as an exhibit to this annual report on Form 10-KSB. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.xrginc.com. Information contained on our webside is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. Richard Francis, 3 Crafton Square, Pittsburgh, Pennsylvania 15205.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     The following table shows the compensation paid by us for the year ended March 31, 2005, 2004 and 2003, to or for the account of our officers.

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by us for the fiscal years ended March 31, 2005, 2004 and 2003 to or for the account of our officers (including officers of our significant subsidiaries) that exceeded $100,000.

	Annual Compensation				Long-Term Compensation Awards
					Restricted
				Other Annual	Stock		Options/		LTIP	All Other
Name & Principal		Salary	Bonus	Compensation	Award(s)(9)		SARs		Payouts	Compensation
Position	Year	($)	($)	($)(10)	($)		(#)		($)	($)
Kevin Brennan Former President and	2005	$231,917	—	$16,500	$48,750		20,000	(1)	—	—
CEO	2004	$140,000	—	—	—		—		—	—
	2003	$103,000	—	—	—		—		—	—

Donald G. Huggins, Jr.	2005	$146,250	—	$11,000	$539,750		—		—	—
Former Chairman(2)	2004	$76,500	—	—	$48,750		—		—	—
	2003	$82,000	—	—	—		—		—	—

Stephen R. Couture	2005	$126,057	—	$11,000	$47,250		—		—	—
Former Vice	2004	$57,500	—	—	$48,750		—		—	—
President, Finance,	2003	$80,546	—	—	—		—		—	—
Former CFO(3)

Neil Treitman	2005	$136,594	—	$2,400	$235,000	(2)	—		—	—
Former Chief	2004	$140,000	—	—	$48,750		—		—	—
Operations Officer(4)	2003	$42,000	—	—	—		—		—	—

Richard Francis(5)	2005	$101,883	—	—	$32,000		—		—	—
Current CEO and President of XRG G&A, Inc. and President of R&R Express Intermodal, Inc.(3)

Larry M. Berry	2005	$150,000	—	—	—		—		—	—
Vice President of Business Development XRG Logistics, Inc.(6)

Eddie R. Brown	2005	$125,000	—	$9,000	—		—		—	—
CEO of XRG Logistics, Inc.(7)

Stanley Shadden	2005	$95,000	—	$6,000	—		—		—	—
President of XRG Logistics, Inc.(8)

(1)	Mr. Brennan recognized $13,200 of value in connection with the exercise of these options.

(2)	The salary amounts represent payments to Private Capital Group, Inc., a corporation owned by Mr. Huggins’ wife. The Restricted Stock Awards value represents the value of 100,000 shares issued to Private Capital Group, Inc. for consulting services with a value per share of $4.40 and an imputed compensation value of $99,750 in connection with the issuance of 95,000 shares of our Common Stock at a value of $1.00 per share to satisfy accrued compensation which was less than the fair market value of such shares as of that date.

(3)	The Restricted Stock Awards represents the difference in fair market value of 45,000 shares of our Common Stock which were used to satisfy $45,000 of accrued and unpaid compensation based upon such shares being issued at $1.00 per share, which was less than the fair market value of such shares as of that date.

(4)	The Restricted Stock Awards value attributable to Mr. Treitman represents the issuance of 50,000 shares of our Common Stock to settle $180,000 of compensation obligations in connection with the termination of his Employment Agreement. In addition, Mr. Treitman was issued 12,500 shares of our Common Stock which had a fair market value of $55,000 as of the date of issuance of such shares as a bonus. The 50,000 shares were issued to Charter Development Services International, LLC, an affiliate of Mr. Treitman.

(5)	During fiscal 2005 Mr. Francis was paid this amount pursuant to a Consulting Agreement with KDR Transport, Inc. which entitled him to .5% of billed revenues. See “Certain Transactions”. We issued 5,000 shares to KDR Transport, Inc., an affiliate of Mr. Francis which has shares had a fair market value of $32,000.

(6)	Mr. Berry was paid this amount pursuant to an Employment Agreement dated November 1, 2003 which was superseded by an Employment Agreement dated April 22, 2005. See “New Employment Agreements and Other Arrangements” below.

(7)	Mr. Brown was paid this amount pursuant to an Employment Agreement dated April 1, 2004 entered into in connection with the original Asset Acquisition Agreement between Highway Transport, Inc. and XRG. XRG’s obligations under this Employment Agreement were terminated in connection with the restructuring of the Highway Transport, Inc. acquisition effective as of May 30, 2005. See Item 1 Business — Restructuring of Highway Transport, Inc. Acquisition

(8)	These amounts were paid pursuant to an Employment originally dated September 1, 2003 with Mr. Shadden. This Employment Agreement was terminated pursuant to the restructuring of our relationship with J. Bently Companies. See Item 1 Business - Summary of Restructured Operations — J. Bently Companies.

(9)	Excludes stock issued as founders, in connection with capital raising transactions, in connection with acquisitions and in exchange for preferred shares. See “Certain Transactions”

(10)	Represents car allowances.

Option/SAR Grants in Last Fiscal Year

Percent of Total
	Number of	Options/SARs
	Securities	Granted
	Underlying	to Employees/	Exercise	Fair Market Value
	Options/SARs	Directors	or Base	At date of	Expiration
Name of Individual	Granted (1)	In Fiscal Year	Price	Grant	Date
Kevin Brennan	20,000	100%	$4.14	$4.14	N/A

(1)	Mr. Brennan exercised these options during 2005.

Options/SARs Grants During Last Fiscal Year

During the fiscal year ended March 31, 2005, no executive officer or director was granted options to purchase shares of common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
	Shares		Options/SARs	Options/SARs
Name of	Acquired on	Value	at Fiscal Year End (#)	at Fiscal Year End($)
Individual	Exercise (#)	Realized (1)	Exercisable/Unexercisable	Exercisable/Unexercisable
Kevin Brennan	20,000	13,200	-0-	-0-

(1)	Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

Previous Employment and Other Agreements

     In July 2003, we entered into an employment agreement with Neil Treitman, our former Chief Operating Officer. This agreement had a term of three (3) years, and commenced on July 1, 2003. Under this agreement, Mr. Treitman was entitled to an annual base salary of not less than $120,000. He was entitled to an automobile allowance of $600 per month during the term of his agreement. On November 30, 2004, we accepted the resignation of Mr. Neil Treitman as the Chief Operating Officer. We issued 12,500 common shares to Mr. Treitman as a bonus in the first quarter of fiscal 2005.

In connection with the resignation of Mr. Treitman, we issued an affiliate of his Charter Development Services International, LLC 50,000 shares of our Common Stock.

     In March 2004, we entered into an employment agreement with Kevin Brennan, our former Chief Executive Officer. This agreement had a term of five (5) years, and commenced on March 1, 2004. Under this agreement, Mr. Brennan was entitled to an annual base salary of $185,000. Mr. Brennan was entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He participated in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He was entitled to an automobile allowance of $1,500 per month during the term of his agreement. On February 16, 2005 Mr. Brennan agreed to amend his employment agreement to reduce his then current annual salary from $225,000 to $146,250 per annum which equaled 65% of his then current salary. Mr. Brennan also agreed to waive any rights to any past or future bonus payments. He also agreed to reduce his severance payment to twelve (12) months in the event of termination without cause.

     On May 20, 2005 Mr. Brennan, Barron and XRG entered into a mutual general release, including all obligations under his employment agreement originally dated March 1, 2004, as amended on February 10, 2005. In connection with this release we paid Mr. Brennan $13,425.90 and Mr. Brennan agreed to reduce his stock ownership in the Company from 529,167 shares to 369,870 shares. Mutual releases were entered into excepting only claims or causes of action which are grounded or based upon fraud, malfeasance, misappropriation of assets or theft.

     In March 2004, we entered into an employment agreement with Stephen Couture, our former Chief Financial Officer. This agreement has a term of five (5) years, and commences on March 1, 2004. Under this agreement, Mr. Couture was entitled to an annual base salary of $125,000 with 15% a year increases. Mr. Couture was entitled to minimum cumulative quarter-end or annual cash bonuses payable at each quarter-end period, or annually, at his option. No such bonuses have been accrued to-date. Mr. Couture was entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He was allowed to participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He was entitled to an automobile allowance of $1,000 per month during the term of his agreement. Mr. Couture was not willing to enter into any formal amendment of his employment agreement similar to the amendments for Mr. Huggins and Mr. Brennan. On May 4, 2005 Mr. Couture instituted a lawsuit against the Company alleging that the Company has breached the provisions of his employment agreement. Mr. Couture is no longer serving as our Chief Financial Officer. Mr. Couture alleges that his termination is without cause and accordingly is entitled to severance payment under his employment agreement. XRG intends to vigorously defend this action. See “Item 3 — Legal Proceedings”

     In March 2004, we entered into a consulting agreement with Donald G. Huggins, Jr., our former Chairman of the Board. This agreement had a term of five (5) years, and commenced on March 1, 2004. Under this agreement, Mr. Huggins was entitled to a annual consulting fees of $150,000. Mr. Huggins was entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He is entitled to an automobile allowance of $1,000 per month during the term of his agreement. On February 16, 2005 Mr. Huggins agreed to reduce his base compensation under the consulting agreement to $90,000 per year which equals 60% of his prior consulting fees. Mr. Huggins agreed to waive any rights to bonus compensation under his agreement. He also agreed that in the event his consulting agreement was terminated without cause he would be entitled to a twelve (12) month severance payment. On May 20, 2005 XRG, Mr. Huggins and Barron entered into a mutual general release whereby XRG was released from obligations under Mr. Huggins’ consulting agreement original dated March 1, 2004, and the amendment thereto dated February 10, 2005. In addition, Mr. Huggins agreed to reduce his stock holdings in the Company to 552,500 shares.

New Employment Agreements and Other Arrangements

     Effective April 20, 2005 we entered into an Administrative Services Agreement with Mr. Richard S. Francis and R&R Express, Inc. Mr. Francis is entitled to annual base compensation of $150,000 per year during the term of the Administrative Services Agreement. R&R is entitled to an administrative services fee equal to 12% of linehaul revenue (excluding past dues) for all agents. Mr. Francis is also entitled to 150,000 shares of Common Stock. R&R is also entitled to 150,000 shares of Common Stock. Mr. Francis is the President of R&R. See “Business — Description of Administrative Services Agreement” and “Certain Transactions”

     We are party to a Consulting Agreement with Walker Street Associates, an entity owned by Mr. Leong. We agreed to pay Mr. Leong an hourly rate of $100. In addition, we agreed that Mr. Leong would be entitled to additional equity-based compensation at a future date based upon his ability to improve our financial performance and operations. We also agreed that on an interim basis Mr. Leong will be primarily responsible for controlling our disbursements.

     On April 22, 2005, we finalized an Employment Agreement between Larry M. Berry and XRG G&A, Inc. Mr. Berry is employed as an Acquisition Specialist and reports directly to our Chief Executive Officer and assists in entering into agency agreements, terminal agreements, asset based acquisitions and other similar agreements with trucking companies. Mr. Berry is entitled to a weekly draw of $3,000. In addition, he is entitled to compensation in an amount equal to one-half (1/2) of one percent (1%) of all invoice line haul revenues attributable to agency, transfer and acquisition agreements entered into with truckload candidates directed to XRG by Mr. Berry. As of the date of this Agreement, Mr. Berry is entitled to be paid such compensation with respect to invoice line haul revenues of EFS Corp., Highbourne Corporation, Carolina Truck Connection, Inc., and Highway Transport, Inc. XRG has agreed to issue Mr. Berry options to acquire 100,000 shares of its common stock at a nominal exercise price of $.01. XRG also agreed to issue Mr. Berry shares of its common stock valued at $1.00 per share as compensation for all prior amounts owed to Mr. Berry for past compensation which equates to approximately 73,820 common shares. The payments due Mr. Berry are made by R&R and are considered a credit against the fees payable to R&R pursuant to the Administrative Services Agreement.

     On December 28, 2004 we entered into an Employment Agreement with Jay E. Ostrow through our XRG G&A subsidiary. Mr. Ostrow has been acting as our controller. This agreement has a term of two (2) years with a based salary of $85,000 per year. Mr. Ostrow was issued 5,000 shares in connection with this agreement. Mr. Ostrow is entitled to employee benefits offered to all of our employees. In the event this agreement is terminated for any reason other than cause, Mr. Ostrow is entitled to a six (6) month lump sum severance payment within thirty (30) days of termination.

     On January 1, 2004 we entered into an Employment Agreement with Gary Walborn as our data processing manager. This agreement entitled Mr. Walborn to based compensation of $80,000 per year. This agreement has a two (2) year term. Mr. Walborn was entitled to 5,000 shares of common stock in connection with entering into this agreement. Mr. Walborn is entitled to the standard employee benefits. He performs his duties from his personal residence in Ohio. Mr.Walborn is the developer of the Load Z software.

     In May, 2004 we entered into an Agreement with Herman Rios who was the senior project manager of XRG G&A. Mr. Rios was originally entitled to base compensation of $80,000. On March 21, 2005 we entered into a Consulting Agreement with Mr. Rios entitling him to 11,000 shares of our common stock. This Consulting Agreement superseded his prior Employment Agreement.

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of March 31, 2005.

	(a)	Number of Securities to			(c)	Number of Securities Remaining
		be Issued Upon	(b)	Weighted Average		Available for Future Issuance Under
		Exercise of		Exercise Price of		Equity Compensation Plans
		Outstanding Options,		Outstanding Options,		(Excluding Securities Reflected in
Plan Category(1)		Warrants, and Rights		Warrants, and Rights		Column (a))
Equity Compensation Plans
Approved by Stockholders		-0-		N/A		N/A
Equity Compensation Plans		5,000
Not Approved by Stockholders				$.20		(2)
Total		5,000

(1)	Exclude warrants issued to investors in connection with capital raising transactions not approved by our stockholders.

(2)	See the discussion under “Employee Equity Incentive Plans” immediately below.

Employee Equity Incentive Plans

     In fiscal year ended March 31, 2004, the Board of Directors of the Registrant approved a non-qualified stock option plan. However, this plan was never formally approved or adopted by the current shareholders of the Company. Accordingly, we intend to adopt a equity incentive plan in fiscal 2006. We anticipate that approximately 10% of our outstanding equity securities will be reserved for the operators of our terminals pursuant to a management equity incentive plan and that equity securities will be issued to the operators and employees of our terminals based upon performance goals and criteria to be defined. In addition, we anticipate that up to 10% of our outstanding equity securities, on a fully diluted basis, will be reserved for issuance to Mr. Francis, Mr. Leong and Mr. Cronin for facilitating the restructuring of our operations. We anticipate that any such plans will be approved by a majority of our shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of June 30, 2005, regarding current beneficial ownership of our Common Stock by (i) each person known by us to own more than 5% of the outstanding shares of our Voting Securities, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown.

	Common Stock
Name and Address of Beneficial Owner (1)	Number	Percent of All Voting Securities (2)
Donald G. Huggins, Jr. (3)(4)	552,500	3.7%
Kevin P. Brennan (3)	396,875	2.6%
Stephen R. Couture	530,416	3.5%
Neil Treitman (3)(5)	-0-	—
Barron Partners, LP(6)	14,091,667	93.7%
Richard Francis (7)	164,275	1.1%
Michael T. Cronin(8)	42,500	.3%
Terence Leong	-0-	—
Kenneth A. Steel, Jr. (9)	1,262,500	8.3%
All current executive officers and directors as a group (4 persons)	729,166	4.9%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o XRG, Inc., 601 Cleveland Street, Suite 820, Clearwater, Florida 33755.

(2)	Calculated on the basis of approximately 15,036,027 shares of common stock issued and outstanding as of June 30, 2005 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3)	Messrs. Huggins, Brennan and Treitman are no longer directors but are included in the table as they held positions as officers and directors during fiscal 2005.

(4)	These shares are held in the name of Margaret J. Huggins, Mr. Huggins wife and Private Capital Group, Inc., a corporation which is wholly owned by Margaret J. Huggins. Mr. Huggins disclaims beneficial ownership of these shares.

(5)	XRG believes that Mr. Treitman has sold or has pending Rule 144 sale requests for all of his Common Stock. Accordingly, the above table reflects Mr. Treitman as owning -0- shares.

(6)	Represents (i) 5,416,667 shares acquired for $3,250,000 in March, 2004; (ii) 3,000,000 shares acquired in exchange for warrants in a cashless tender on June 15, 2004; (iii) 175,000 shares acquired for $350,000 in June, 2005; and (iv) warrants to acquire 5,500,000 shares of our Common Stock at a $2.00 exercise price issued in June 2005.

(7)	Excludes 150,000 shares issuable to R&R Express. Inc. and includes 13,750 owned by KDR Transport, Inc.

(8)	Includes options to acquire 5,000 shares exercisable at $.20 issued in March, 2003.

(9)	Represents (i) 175,000 shares held by Mr. Steel and his affiliates; (ii) warrants to acquire 87,500 shares at a $2.00 exercise price issued to Mr. Steel and his affiliates; and (iii) a Common Stock purchase warrant for 1,000,000 shares exercisable at $2.00 issued to Mr. Steel in consideration for restructuring his $500,000 promissory note.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective April 20, 2005 we entered into an Administrative Services Agreement with R&R Express, Inc. (“R&R”) and Richard Francis. We appointed Mr. Francis as our Chief Executive Officer, replacing Kevin Brennan. Mr. Francis is also the President of R&R. Pursuant to the Administrative Services Agreement, R&R is responsible for certain of the daily administrative, procedural and regulatory issues relating to our operations. We have agreed to pay R&R an administrative services fee equal to 12% of line haul revenue (excluding pass throughs) for all agent, this fee is payable weekly. In addition we agreed to issue each of R&R and Mr. Francis 150,000 shares of our common stock. We also agreed to pay Mr. Francis an annual salary of $150,000 per year from our XRG G & A subsidiary as compensation for serving as our Chief Executive Officer and certain of our subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R. This Administrative Services Agreement replaces and supersedes any previous agreements and understandings between R&R, KDR Transport, Inc., Mr. Francis and XRG, including but not limited to, a Consulting Agreement dated July 7, 2004 between KDR Transport, Inc. and XRG, an Employment Agreement dated July 1, 2004 between R&R Express Intermodal, Inc. and Mr. Francis and an Employment Agreement dated July 1, 2004 by and between XRG G&A, Inc. and Mr. Francis.

     The Administrative Services Agreement has a five (5) year term, which is consistent with the term of our Terminal Agreements with our agents. The Administrative Services Agreement is cancelable by R&R prior to its date of expiration by providing us at least one (1) years’ written notice. We may cancel the Administrative Services Agreement at any time with at least forty-five (45) days’ prior written notice to R&R. R&R has agreed to a non-competition and non-solicitation of our customers, employees and agents during the term of the agreement and for a twenty-four (24) month period thereafter, excluding the business of R&R.

     We are party to a Consulting Agreement with Terence Leong which requires us to pay Mr. Leong $100 an hour. To date we have paid Mr. Leong $88,150 in fees and $6,646 in expense reimbursements. We owe Mr. Leong $32,271 as of June 30, 2005.

     Barron is our largest stockholder and is in a position to control the affairs of the Company, including the election of Directors. Barron is also the holder of approximately $3,622,084 of promissory notes which are secured by all of our assets and payable on December 31, 2005. See “Liquidity and Capital Resources — Description of Barron Interim Financing Arrangements”

     In May 2005 we entered into mutual general releases with Donald Huggins, Kevin Brennan and Barron. These individuals were former officers and directors. These individuals resigned in connection with the execution of the releases. We paid Mr. Brennan $13,325.90 in connection with his release. Each of these individuals agreed to reduce their respective stockholdings in the Company by approximately 25% each in connection with the execution of the releases. See Item 10 - Executive Compensation.

     We anticipate issuing approximately 10% of our fully diluted equity securities equally between Mr. Francis, Mr. Leong and Mr. Cronin in connection with their efforts in facilitating the restructuring of our operations.

     XRG authorized the issuance of options to acquire 150,000 shares of its Common Stock to Mr. Cronin with an exercise price of $.01 as of March 30, 2005. However, Mr. Cronin declined such options because Mr. Couture alleged that none of the other agreements and contracts presented at that meeting were approved since they were not in final version. Mr. Cronin felt it was improper and inconsistent for Mr. Couture to take the position that the options for Mr. Cronin were approved at this meeting when he took the position that none of the other matters presented at this meeting were approved. In lieu of accepting such options Mr. Cronin anticipates being issued equity securities of the Company as described above in consideration for his assistance in restructuring our operations.

     Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel owns 37,500 shares of our common stock. These shares were issued for legal services rendered. In addition, Mr. Cronin was issued in March, 2003 an option to acquire 5,000 shares at a $.20 exercise price. During fiscal year ended March 31, 2005 we paid this firm approximately $148,000 for legal fees and expenses.

     In connection with securing the Capco accounts receivable financing arrangements we agreed to issue Capco warrants to acquire 63,820 shares of our Common Stock with an exercise price of $2.35. These warrants expire March 21, 2010.

     Oberon Securities acted as the finder in connection with the Capco financing. We have paid Oberon a capital facility fee of $120,000. We are obligated to pay additional Oberon of $30,000 at the time the balance owned under the facility exceeds $4,000,000 and $30,000 for each $1,000,000 additional increment in financings. In addition, we are obligated to issue Oberon warrants to acquire 55,550 shares of our Common Stock at a $2.16 exercise price. These warrants have a three (3) year term.

     On October 14, 2004 we entered into a Consulting Agreement with James Jensen. We issued Mr. Jensen 250,000 shares of our common stock. Mr. Jensen was entitled to purchase these shares at $2.00 per share. Mr. Jensen tendered $125,000. We reflect the remaining $375,000 as a subscription receivable from Mr. Jensen. We are in the process of renegotiating this Consulting Agreement inasmuch as Mr. Jensen has not tendered the remaining payments.

     A former consultant who assisted XRG in investor relations claims that he is owed $4,500 per month for nine (9) months of services or approximately $40,500, for services rendered during 2003 and 2004. We have not paid this consultant and are currently in discussions with this consultant regarding the settlement of this matter through the issuance of either our shares and options. There is no assurance that this matter will be resolved.

     On March 21, 2005 we entered into a consulting agreement with Michael Conroy to assist in financial statement preparation, SEC financial reporting and the design, development implementation of accounting systems. This agreement was mutually terminated in May, 2005. We owe Mr. Conroy approximately $8,900 under this agreement. This agreement also entitled Mr. Conroy to receive options to acquire up to 150,000 shares of our Common Stock, subject to the Company reaching certain benchmarks. We do not believe Mr. Conroy is entitled to any options because the agreement was terminated prior to the Company achieving any of such benchmarks. However, we may issue Mr. Conroy options or other securities in order to satisfy our other monetary obligations under this consulting agreement.

     Neil Treitman, our former Chief Executive Officer resigned on November 30, 2004. In connection with his resignation we issued Mr. Treitman and his affiliate 100,000 shares of our Common Stock. We also issued Mr. Treitman 12,500 shares as a bonus.

     In April 2004, Donald Huggins, Kevin Brennan and Stephen Couture agreed to cancel all of their previously issued shares of Series A Preferred Stock in exchange for 1,250,000 shares of our Common Stock. This exchange was taken in connection with the financing provided by Barron and our issuance of 3,000,000 shares of our Common Stock to Barron in connection with the cashless exercise of Barron’s common stock purchase warrants. These shares were issued equally between Mr. Huggins, Mr. Brennan and Mr. Couture.

     During the fourth quarter of our fiscal year we issued Mr. Huggins 95,000 shares of our Common Stock to satisfy $95,000 of accrued and unpaid compensation and Mr. Couture 45,000 shares of our Common Stock to satisfy $45,000 of accrued and unpaid compensation.

     We issued Private Capital Group, Inc., a corporation controlled by the wife of Don Huggins, 100,000 shares of our Common Stock in our first quarter for consulting services.

     We relied upon Section 4(2) for the issuance of the above securities.

     We believe that all of the transactions with our officers and directors were fair and in the best interests of XRG, such transactions may not necessarily have been on the same terms as if negotiated from unaffiliated third parties. However, management believes that these terms are no less favorable than those that would have been available from unaffiliated third parties. Although no other transactions are contemplated, it is XRG’s policy that all future transactions with our officers, directors or affiliates would be approved by members of our board of directors not having an interest in the transaction, and will be on terms no less favorable than could be obtained from unaffiliated third parties.

XRG, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended March 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
XRG, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of XRG, Inc. and Subsidiaries as of March 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XRG, Inc. and Subsidiaries at March 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that XRG, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at March 31, 2005, the Company has a deficiency in working capital of approximately $4,774,000, a loss from continuing operations of approximately $14,237,000, cash used in operating activities of approximately $7,516,000 and a deficiency in assets of approximately $3,324,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mahoney Cohen & Company, CPA, P.C.

New York, New York
June 30, 2005

XRG, Inc. and Subsidiaries

Consolidated Balance Sheet
March 31, 2005

Assets
Current assets:
Accounts receivable, net of allowance of $300,000	$5,047,282
Prepaid expenses	590,939

Total current assets	5,638,221

Fixed assets, net of accumulated depreciation	1,621,497
Other assets
Goodwill	675,358
Other assets	2,946

Total other assets	678,304

$7,938,022

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank Overdraft	$460,405
Current portion of long-term debt	3,809,816
Current portion of capital lease obligations	5,406
Accounts payable	491,732
Settlement payable	430,750
Accrued expenses	494,005
Line of credit	4,054,539
Accrued purchased transportation	665,691

Total current liabilities	10,412,344

Long-term liabilities:
Long-term debt	849,379

Total liabilities	11,261,723

Commitments and contingencies	—
Stockholders’ deficit:
Common stock; $.001 par value; 25,000,000 shares authorized; 14,521,971 shares issued and 14,316,471 outstanding	14,523
Additional paid-in capital	33,511,514
Subscription receivable	(380,000)
Accumulated deficit for unrelated dormant operations	(15,405,274)
Accumulated deficit	(19,979,464)
Treasury stock, at cost, 205,500 shares	(1,085,000)

Total stockholders’ deficit	(3,323,701)

$7,938,022

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues	$39,353,428	$4,682,277

Cost of revenues	33,315,008	3,283,415

Gross profit	6,038,420	1,398,862

Expenses
Selling, general and administrative expenses	13,221,960	3,838,338
Bad debt expense	246,289	1,049,642
Impairment of goodwill	3,719,688	—
Settlement loss	1,665,313	—

	18,853,250	4,887,980

Loss from operations	(12,814,830)	(3,489,118)

Interest expense	(1,083,553)	(183,836)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	(338,486)	(777,259)

	(1,422,039)	(961,095)

Net loss	$(14,236,869)	$(4,450,213)

Basic and diluted loss per share	$(1.25)	$(4.92)

Basic and diluted weighted average number of common shares outstanding	11,385,176	905,176

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit
For the years ended March 31, 2004 and 2005

	Common Stock			Common
	Number of		Treasury	Stock
	Shares	Amount	Stock	Payable
Balance, April 1, 2003	532,489	$533	$—	$57,649
Preferred stock issued

Stock subscription				3,250,000
Stock issued for interest	12,179	12		(57,649)
Stock issued for warrant exchange	236,600	237
Stock issued for warrants exercised	11,714	12
Stock issued for options exercised	27,500	28
Stock issued for cash	92,250	92
Stock to be issued for cash				230,000
Stock issued for note conversion	69,300	69
Stock issued for deposit on transportation equipment	57,500	57		304,000
Stock issued for acquisition	10,000	10		19,000
Stock issued for services and software	227,135	227
Stock to be issued for services				455,000
Stock to be issued to certain shareholders				321
Value of warrants issued for services
Value of warrants issued for deferred financing fee
Beneficial conversion feature of convertible debt
Discount on debt for value of warrants issued to debt holders
Treasury stock acquired			(110,000)
Amortization of deferred consulting and compensation
Net loss for period

Balance at March 31, 2004	1,276,667	1,277	(110,000)	4,258,321
Rounding of shares for 20 for 1 reverse stock split	(746)
Preferred stock converted to common stock	1,250,000	1,250
Stock issued for interest	45,135	45		44,750
Stock issued that was issuable	5,560,217	5,560		(4,123,321)
Stock issued for cashless warrant exercise	3,002,792	3,003
Stock issued for warrants exercised	23,286	23
Stock issued for options exercised	20,000	20
Stock issued for cash	2,172,000	2,172		—
Offering costs
Stock issued for note conversions	135,000	135
Stock issued for acquisitions	475,000	475	(975,000)	346,500
Stock issued for services and compensation	417,620	418		(95,500)
Stock issued for settlements of compensation	50,000	50
Stock issued for RSV recorded as settlement expense	100,000	100
Value of options issued for services
Value of warrants issued for deferred financing fee
Value of warrants issued for stock offering costs
Discount on debt for value of warrants issued to debt holders
Treasury stock acquired	(5,000)	(5)
Deferred stock consulting expensed to settlement costs
Amortization of deferred consulting and compensation
Net loss for period

Balance, March 31, 2005	14,521,971	14,523	(1,085,000)	430,750

(continued)

(continued)

	Stock	Preferred Stock		Additional
	Subscription	Number of		Paid-in
	Receivable	Shares	Amount	Capital
Balance, April 1, 2003	$—	—	$—	$15,662,765

Preferred stock issued	(5,000)	5,000,000	5,000

Stock subscription
Stock issue for interest				57,637
Stock issued for warrant exchange				(237)
Stock issued for warrants exercised				44,988
Stock issued for options exercised				522
Stock issued for cash				461,158
Stock to be issued for cash
Stock issued for note conversion				692,931
Stock issued for deposit on transportation equipment				436,943
Stock issued for acquisition				137,990
Stock issued for services and software				1,646,176
Stock to be issued for services
Stock to be issued to certain shareholders				(321)
Value of warrants issued for services				111,743
Value of warrants issued for deferred financing fee				35,900
Beneficial conversion feature of convertible debt				507,780
Discount on debt for value of warrants issued to debt holders				283,404
Treasury stock acquired
Amortization of deferred consulting and compensation
Net loss for period

Balance at March 31, 2004	(5,000)	5,000,000	5,000	20,079,379
Rounding of shares for 20 for 1 reverse stock split
Preferred stock converted to common stock		(5,000,000)	(5,000)	3,750
Stock issued for interest				168,226
Stock issued that was issuable				4,017,761
Stock issued for cashless warrant exercise				(3,003)
Stock issued for warrants exercised				104,343
Stock issued for options exercised				85,882
Stock issued for cash	(375,000)			4,341,828
Offering costs				(6,111,583)
Stock issued for note conversions				514,865
Stock issued for acquisitions				2,528,526
Stock issued for services and compensation				1,458,918
Stock issued for settlements of compensation				179,950
Stock issued for RSV recorded as settlement expense				599,900
Value of options issued for services				13,200
Value of warrants issued for deferred financing fee				63,881
Value of warrants issued for stock offering costs				5,454,768
Discount on debt for value of warrants issued to debt holders				110,918
Treasury stock acquired				(99,995)
Deferred stock consulting expensed to settlement costs
Amortization of deferred consulting and compensation
Net loss for period

Balance, March 31, 2005	(380,000)	—	—	33,511,514

(continued)

(continued)

	Accumulated		Deferred
	Deficit for		Stock
	Unrelated		Consulting
	Dormant	Accumulated	and
	Operations	Deficit	Compensation	Total
Balance, April 1, 2003	$(15,405,274)	$(1,292,382)	$—	$(976,709)

Preferred stock issued				—

Stock subscription				3,250,000
Stock issued for interest				—
Stock issued for warrant exchange				—
Stock issued for warrants exercised				45,000
Stock issued for options exercised				550
Stock issued for cash				461,250
Stock to be issued for cash				230,000
Stock issued for note conversion				693,000
Stock issued for deposit on transportation equipment				741,000
Stock issued for acquisition				157,000
Stock issued for services and software			(297,500)	1,348,903
Stock to be issued for services			(320,000)	135,000
Stock to be issued to certain shareholders				—
Value of warrants issued for services				111,743
Value of warrants issued for deferred financing fee				35,900
Beneficial conversion feature of convertible debt				507,780
Discount on debt for value of warrants issued to debt holders				283,404
Treasury stock acquired				(110,000)
Amortization of deferred consulting and compensation			75,013	75,013
Net loss for period		(4,450,213)		(4,450,213)

Balance at March 31, 2004	(15,405,274)	(5,742,595)	(542,487)	2,538,621
Rounding of shares for 20 for 1 reverse stock split				—
Preferred stock converted to common stock				—
Stock issued for interest				213,021
Stock issued that was issuable				(100,000)
Stock issued for cashless warrant exercise				—
Stock issued for warrants exercised				104,366
Stock issued for options exercised				85,902
Stock issued for cash				3,969,000
Offering costs				(6,111,583)
Stock issued for note conversions				515,000
Stock issued for acquisitions				1,900,501
Stock issued for services and compensation			(135,000)	1,228,836
Stock issued for settlements of compensation				180,000
Stock issued for RSV recorded as settlement expense				600,000
Value of options issued for services				13,200
Value of warrants issued for deferred financing fee				63,881
Value of warrants issued for stock offering costs				5,454,768
Discount on debt for value of warrants issued to debt holders				110,918
Treasury stock acquired				(100,000)
Deferred stock consulting expensed to settlement costs			513,798	513,798
Amortization of deferred consulting and compensation			163,689	163,689
Net loss for period		(14,236,869)		(14,236,869)

Balance, March 31, 2005	(15,405,274)	(19,979,464)	—	(2,892,951)

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years ended March 31, 2005 and 2004

	2005	2004
Operating activities
Net loss	$(14,236,869)		$(4,450,213)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	544,268		17,915
Bad debt	246,289		1,049,642
Common stock, options and warrants issued for services and compensation	1,795,834		1,557,646
Stock issued in lieu of interest	213,021		—
Impairment of goodwill	3,719,688		—
Amortization of discount and intrinsic value of convertible notes	338,486		777,259
Amortization of deferred financing fees	97,898		8,475
Amortization of deferred stock compensation and consulting	163,689		75,013
Settlement loss	1,404,333		—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	(2,099,766)		(1,193,213)
Other assets	(128,922)		(49,248)
Increase (decrease), net of effect of acquisitions:
Accounts payable	(295,633)		519,962
Related party payables			175,000
Accrued expenses and other liabilities	721,823		345,341

Total adjustments	6,721,008		3,283,792

Net cash used by operating activities	(7,515,861)		(1,166,421)

Investing activities
Purchase of equipment	(566,027)		(29,055)
Acquisition for business, net of cash acquired in acquisition	(2,038,000)		—
Deposit on purchase of transportation equipment	—		(50,000)

Net cash used by investing activities	(2,604,027)		(79,055)

Financing activities
Bank overdraft	405,031		114,155
Increase in advances to J. Bently Companies, Inc.	—		(994,794)
Factoring line of credit	1,249,722		935,652
Net borrowings (payments) on related party advances	(130,126)		63,500
Proceeds from common stock issued and to be issued and options exercised	6,752,453		736,800
Proceeds from issuance of notes payable	3,260,560		565,000
Loan costs	(210,000)		(33,900)
Principal payments on notes payable	(1,040,945)		(47,500)
Payments for treasury stock	(100,000)		(110,000)
Payments on capital lease	(66,807)		—

Net cash provided by financing activities	10,119,888		1,228,913

Net increase in cash	—		(16,563)
Cash at beginning of period	—		16,563

Cash at end of period	$—	$

(continued)

XRG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

During the years ended March 31, 2005 and 2004, the Company recorded a discount on convertible notes payable of $110,918 and $791,184, respectively, which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes.

During the year ended March 31, 2005, certain note holders converted notes payable totaling $515,000 into 135,000 share of common stock. During the year ended March 31, 2004, certain note holders converted notes payable totaling $693,000 into 69,300 shares of common stock. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company.

During the year ended March 31, 2005, 3,002,792 shares of the Company’s common stock were issued in exchange for warrants in a cashless exercise of the warrants. During the year ended March 31, 2004, 236,600 shares of the Company’s common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration.

During the fiscal year ended 2005, the Company granted warrants to purchase 3,956,668 of its Common Stock to private placement investors in conjunction with the private placements.

During the year ended March 31, 2004, the Company issued 57,500 shares of common stock recorded at $1,150,000 for deposits on transportation equipment purchased from J. Bently Companies, Inc. During April 2004, the Company modified the agreement with J. Bently Companies, Inc. to issue 40,000 shares of additional common stock and eliminate the true up provision in the agreement. Therefore the deposit on the transportation equipment was repriced based upon the terms of this revised agreement and the common stock shares were recorded at $437,000 which is a reduction of $713,000.

During the year ended March 31, 2004, the Company issued 10,000 shares valued at $200,000 for a deposit on the acquisition of R&R Express Intermodal, Inc. In December 2003, the Company modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to purchase 5,000 of these shares for $100,000 which is reflected as treasury stock at cost. During April 2004, the Company modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to issue 2,500 shares of additional common stock and eliminate the true up provision in the agreement. Therefore the purchase price of R&R Express Intermodal, Inc was repriced based upon the terms of this revised agreement and the 5,000 shares of common stock were recorded at $138,000 which is a reduction of $62,000.

During the year ended March 31, 2005, the Company issued 580,000 shares of common stock in conjunction with several acquisitions. The estimated fair value of assets acquired was $7,609,371 and the fair value of liabilities assumed was $3,662,878. (see Note 13 below for a detailed discussion of these acquisitions). In August 2004, the Company amended the agreement with Express Freight Systems, Inc.’s EFS) prior shareholders which requires the EFS prior shareholders to return 187,500 shares of common stock which was recorded as treasury stock at March 31, 2005. During the fourth quarter of 2005, the Company recorded 315,000 shares of its common stock as settlement payable for an adjustment to the purchase price of one of the acquisitions. These shares were valued at $346,500. Subsequent to March 31, 2005, the RSV agreement was void ab initio (treated as if it never happened). These 100,000 shares should be returned to the Company.

During the year ended March 31, 2004, the Company purchased software related to the trucking industry by issuing 5,000 shares of common stock valued at $38,000.

During the year ended March 31, 2004, the Company financed the purchase of computer equipment in the amount of $8,461.

(continued)

XRG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

During the year ended March 31, 2005, the Company granted warrants to purchase approximately 1,181,297 shares of its common stock to placement agents of its private placements. These warrants were valued at $5,454,768 and were recorded as offering costs. Also during the fiscal year 2005, the Company granted warrants to purchase 65,220 shares of its common stock to obtain a working capital line of credit which is secured by its receivables. These warrants were valued at $63,881 and were recorded as deferred financing fees and will be amortized over the term of the related line of credit. During the year ended March 31, 2004, the Company granted warrants to purchase approximately 6,667 shares of its common stock to the placement agent of the private placement. These warrants were valued at $35,900 and were recorded as deferred financing fees and will be amortized over the term of the related notes payable.

During the fiscal year of 2004, the Company recorded a stock payable for 16,050 shares of common stock as additional shares to certain existing shareholders. These shares were issued during the fiscal year of 2005.

The Company executed a Stock Purchase Agreement with Barron Partners, LP (the “Investor”) on March 31, 2004. During April, under the terms of this Agreement, the Company issued the Investor 5,416,667 shares of its Common Stock for an aggregate purchase price $3,250,000. At March 31, 2004, the $3,250,000 is recorded as Common Stock Payable and as a Stock subscription receivable which was received into escrow on April 1 2004 and distributed to XRG on April 2, 2004 through April 30, 2004.

During the year ended March 31, 2005, the Company issued 25,000 shares of its common stock in exchange for consulting services valued at $135,000 which was recorded as deferred compensation and was expensed during the fiscal year of 2005 when it was determined no more services would be provided. During the year ended March 31, 2004, the Company issued 86,250 shares of common stock in exchange for consulting services valued at $617,500, of which $542,487 was recorded as deferred compensation at March 31, 2004 and was expensed during the fiscal year of 2005 when the services were provided.

During the year ended March 31, 2005, the Company issued 1,250,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock to three executives.

Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the six month period ended September 30, 2004, per the investor’s request, $100,000 of the $200,000 investment was reclassified to an advance to the Company.

During the fiscal year of 2005, the Company issued 5,560,217 shares of its common stock that was recorded as common stock payable at March 31, 2004.

During the second quarter of 2004, the Company agreed to issue 93,333 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $0.10 per share.

During the fiscal year of 2005, the Company issued 140,000 shares of its common stock to two executives for payment of $140,000 of accrued compensation and $147,000 of compensation.

During the fiscal year of 2005, the Company authorized a 20 for 1 reverse split.

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Background Information/Going Concern

XRG, Inc. (the “Company”) was incorporated in the state of Delaware in November 2000. The Company acquires and operates both asset and non-asset based truck-load carriers, and markets sophisticated logistical expertise to freight shippers in the contiguous 48 states. Originally the Company’s business model was to operate primarily as an asset based carrier. During the last several months, the Company has effectuated a restructuring of its business and operations and migrated to operating primarily as a non-asset based provider of transportation services. The corporate headquarters are located in Tampa, Florida. Prior to the quarter ended September 30, 2003, the Company devoted substantially all of its efforts to establishing its freight transportation business and, therefore, was in the development stage since 1999. During the quarter ended September 30, 2003, the Company’s planned principal operations commenced and significant revenues were realized which allowed the Company to emerge from its development stage status.

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

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred operating losses of approximately $14,237,000 for the year ended March 31, 2005, has an accumulated deficit at March 31, 2005 of approximately $35,385,000, which consists of approximately $15,405,000 from unrelated dormant operations and $19,980,000 from current operations; and a negative tangible net worth of approximately $3,999,000 at March 31, 2005. In addition, the Company has negative working capital of approximately $4,774,000 at March 31, 2005 and has used approximately $7,516,000 of cash from operations for the year ended March 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has established a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, the Company is identifying savings opportunities associated mostly with redundancies and economies of scale. The Company is focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan included the restructuring of the Company’s Express Freight Systems, Inc., acquisition on August 16, 2004 from an asset-based provider to a non-asset based agency transaction. In addition, the Company restructured its asset purchase of Carolina Truck Company (“CTC”)) during April 2005 to permit CTC to restructure to a non-asset based agency transaction and during June 2005 restructured the Highway Transport, Inc. transaction to a non-asset based agency arrangement. These restructurings fix the company’s operating costs associated with the EFS and Highway companies through an agency arrangement under terminal agreements and permits CTC to elect to do an agency agreement if CTC prefers. The Company’s profit improvement plan may decrease its operating losses in the future; however, there is no assurance that this plan will be effective in obtaining profitability for the Company. Failure to accomplish these plans could have an adverse impact on the Company’s liquidity, financial position and future operations.

2.	Significant Accounting Policies

The significant accounting policies followed are:

Principles of Consolidation

The consolidated financial statements include the accounts of XRG, Inc. and its wholly-owned subsidiaries, XRG G&A, Inc, XRG Logistics and R&R Express Intermodal, Inc. All significant intercompany accounts and transactions have been eliminated.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Use of Estimates

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

Concentration of Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable.

The Company sells services and extends credit based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms without requiring collateral. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligations. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Based upon management’s review of accounts receivable the allowance for doubtful accounts of approximately $134,000 is considered adequate. The Company does not accrue interest on past due receivables.

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. One customer comprised 15.7% of the Company’s accounts receivable balance at March 31, 2005. Two customers individually comprised more than 10% of the Company’s accounts receivable balance at March 31, 2004. One customer’s balance represented 13.3% and the other 15.2%.

No customer represented more than ten percent of the Company’s revenues for the year ending March 31, 2005. One customer represented 10.3% of the Company’s total revenue at March 31, 2004

Cash is maintained with multiple financial institutions in the United States. Deposits with a bank may exceed the amounts of insurance provided on such deposits. Generally, the deposits may be redeemed on demand and, therefore, bear minimal risk.

Revenue Recognition

In accordance with the Emerging Issues Task Force 99-19, the Company records revenue (including fuel surcharge revenues) on a gross basis because the Company is the primary obligor, the carrier of record and insurer of all freight, establishes pricing, prepares all invoicing and has the risk of loss as it relates to the ultimate collection of accounts receivable and uninsured cargo losses. For shipments where a third-party provider is utilized under an agency arrangement to provide some or all of the service, the company records a purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Accordingly, revenue and the related direct freight expenses of the Company’s business and its agency arrangements are recognized on a gross basis upon completion of freight delivery and no additional services are required by the Company. Fuel surcharges billed to customers for freight hauled by the Company’s agency arrangements are excluded from revenue and paid in entirety to the Agents.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, and debt. Management believes the estimated fair value of these financial instruments at March 31, 2005 approximate their carrying value as reflected in the consolidated balance sheets due to the short-term nature of these instruments. It is not practicable for the Company to estimate the fair value of its long-term convertible notes payable as there are not currently any quoted market prices available.

Fixed Assets

Fixed assets are recorded at the lower of cost or fair value. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Additions to and major improvements of equipment are capitalized. Maintenance and repairs are charged to expense as incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

are eliminated from the accounts and any gain or loss is recorded. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Long Lived Assets

Management periodically reviews the Company’s long-lived assets for indications of impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the long-lived assets are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. Management does not believe there is any impairment of long lived assets at March 31, 2005.

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations.

The Company follows the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceed its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. During the year ended March 31, 2005, the Company recorded $3,720,000 of goodwill impairment (see Note 4).

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax basis, principally fixed assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that included the enactment date.

Valuation allowances have been established against the Company’s deferred tax assets due to uncertainties in the Company’s ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. The Company has not recognized an income tax benefit for its operating losses generated during 2005 and 2004 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. There was no income tax receivable at March 31, 2005 and 2004. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Stock-Based Transactions

The Company issues stock in lieu of cash for certain transactions. Generally, the fair value of the stock, based upon the quoted fair market value is used to value the transactions.

For the stock options issued to employees, the Company has elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Compensation – transition and disclosure”, an amendment of SFAS No. 123 for years ended March 31, 2005 and 2004:

	2005	2004
Net loss. as reported	$(13,852,073)	$(4,450,213)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(13,205)	—
Plus: Intrinsic value of compensation Costs included in net loss	13,200	—

Pro forma net loss	$(13,852,078)	$(4,450,213)

Net loss per common share
Basic and diluted loss, as reported	$(1.22)	$(4.92)

Basic and diluted (loss), pro forma	$(1.22)	$(4.92)

Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2005 and 2004, which consist of employee stock options, warrants and convertible debentures, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is identical for the years ended March 31, 2005 and 2004. The following table summarizes the Company’s common stock equivalents outstanding at March 31, 2005 which may dilute future earning per share.

Warrants and options	2,198,185
Convertible debt	1,290,476

Total	3,488,661

During the year ended March 31, 2005, the Company’s common stock shares had a reverse split of 20 shares to one. This reverse stock split is reflected in all net loss per share calculations.

Beneficial Feature of Convertible Debt and Warrants Issued in Conjunction with Debt

The Company records the intrinsic value of the beneficial feature of convertible debentures as additional paid in capital and amortizes the interest over the life of the debentures. The Company records the warrants issued in conjunction with a debt issuance as a discount to debt and amortizes the interest over the life of the debentures.

Recently Issued Pronouncements statements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” This statement replaces SFAS Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of FASB 123R will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method it currently uses. The Company will adopt this SFAS as of April 1, 2006. The Company does not expect the adoption of this SFAS to have a material impact relating to outstanding options since there are no awards currently outstanding under the existing incentive stock option.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Fixed assets

As of March 31, 2005, the Company had the following fixed assets:

Office equipment & software	$143,696
Tractors and trailers	1,849,750
Furniture & fixtures	78,213

2,071,659
Accumulated depreciation	(450,162)

Total fixed assets, net	$1,621,497

Depreciation totaled $544,268 and $17,915 for the years ended March 31, 2005 and 2004, respectively.

Included in net fixed assets are $942,200 of fixed assets that revert back to prior owners of such assets based on the restructuring of certain current year acquisitions (see Note 16). The fair value of such assets approximates the net book value at March 31, 2005.

During fiscal 2005, the Company acquired fixed assets totaling $5,100,850 related to the acquisitions it made (See acquisition Note 13 below) and reduced fixed assets by $3,618,599 in accordance with the amended agreement entered into with Express Freight Systems, Inc. prior shareholders during the second quarter which changed the asset-based transaction to a non-asset based agency agreement (See acquisition Note 13 below).

Effective April 1, 2005, XRG entered into the Second Amendment to Asset Acquisition Agreement with CTC, and its prior shareholders. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by the former CTC shareholders at such time as the guaranties are released and provided that after the annual anniversary date of the agreement, XRG shares have a market value of at least $1.60.

The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. It is the Company’s understanding that the RSV shares were never delivered to the escrow agent. However, the Company issued its shares to the RSV shareholders. In addition, the Company never took title to the RSV assets. Accordingly, the Company believes that the RSV shareholders have the right to retain their shares and the XRG shares issued to the RSV shareholders should be returned to XRG. Based upon the above factors, the Company has treated the RSV merger as void ab initio (as if it never happened). The $2,030,000 of fixed assets the Company previously had booked pertaining to the RSV merger has been reversed. See Note 13 below for a further discussion regarding the RSV transaction.

4.	Goodwill

The Company recorded goodwill related to several of its acquisition during the years ended March 31, 2005 and 2004 (See Note 13). The following is the Goodwill balance at March 31, 2005:

Goodwill	$4,395,208
Less: impairment charge	(3,719,850)

$675,358

During the fiscal year 2005, the Company evaluated the goodwill of each of its reporting units and recorded a goodwill impairment charge of approximately $3,720,000. The Company determined the goodwill of $2,918,000 for Express Freight Systems, Inc. and $746,000 for Highway Transport Services, Inc. was impaired as these transactions were restructured to non-asset based agency relationships. Also, the $56,000 of goodwill for Highbourne Corporation was determined to be impaired as our relationship with them was terminated and they are no longer affiliated with or are an agent of XRG.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.	Obligations Due Under Line of Credit

On February 24, 2005 the Company finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company’s existing factoring arrangements. Pursuant to this agreement, the Company has the right to advance against 80% of its eligible accounts receivable. The Company is subject to lock-box arrangements and funds from the collection of the Company’s receivables will be deposited in a lockbox account and advanced to the Company based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). At March 31, 2005 the prime rate of interest was 5.75% making the effective daily interest rate for costs of funds advanced at 0.035% per day. Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to the Company’s previous factorers. As of March 31, 2005, the Company had $4,054,539 due under this arrangement. This debt is secured by all of the personal property of the Company. To obtain this arrangement, the Company paid $195,000 of upfront fees and granted a warrant to purchase 65,220 shares of its common stock. The warrant was valued at $63,881 using the Black Scholes option model. The $258,881 was recorded as deferred financing fees and will be amortized over the one-year term of this arrangement.

6.	Notes Payable and Long-Term Debt

The following table outlines the notes payable balance for each entity at March 31, 2005:

XRG, Inc. — Notes payable secured by the assets of the Company: interest ranging from 6.00% to 17.00%; Monthly payments of approximately $13,500 on one note maturing during October 2007; four notes have no principal or interest payments and require a total balloon principal payment of $2,646,275 which is due by December 31, 2005 additionally all accrued interest is due by December 31, 2005 (these balloon notes were due at various times prior to March 31, 2005 and the lenders have extended the notes to December 31, 2005); Secured by all assets of the companies.	$2,992,079

XRG, Inc. — Convertible note payable; interest 10%, interest only payments payable annually; principal due on November 11, 2005, collateral is senior position in the assets of XRG, Inc. This note is convertible into the Company’s common stock at a conversion price of $0.42 per share.	100,000

XRG, Inc. — Convertible notes payable; interest 12.0%; interest only payments payable quarterly; principal due between April 2005 and June 2005; at maturity, the note holder will be paid the remaining unpaid principal at an 150% redemption premium plus accrued interest; one year from the closing of the Company’s first trucking acquisition, the note holder can convert the unpaid principal and accrued interest at a conversion price equal to 50% of the average closing bid price of the Company’s Common Stock. These notes are currently overdue.	20,000

XRG, Inc. — Convertible unsecured notes payable; interest 15%; the first 6 months of interest was put into escrow; principal and remaining interest was due December 31, 2004; these notes may be converted into the Company’s common stock based upon a $0.15 price per share; Company is obligated to utilize 80% of the cash proceeds from future issuances of certain equity or debt securities, exercise of warrants or options to repay the principal and accrued interest on these notes prior to their maturity. These notes are currently overdue.	155,000

XRG, Inc. — Notes payable; interest ranging from 12.0% to 2,500 shares of common stock per month; these notes are overdue.	60,000

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.00% to 8.53%; Monthly payments of approximately $5,100; due at various dates between September 2005 to October 2006; one note required a balloon payment of $180,810 due by November 10, 2004, the lender has extended the due date to December 31, 2005; Secured by equipment.	244,445

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Highway Transport, Inc. — Notes payable; interest ranging from 8.25% to 15.20%; Monthly payments of approximately $57,000; due at various dates between 2005 to 2009; Secured by equipment.	1,087,671

Total notes payable	$4,659,195
Less current portion	(3,809,816)

Long-term portion of notes payable	$849,379

The following is a schedule by year of the principal payments required on these notes payable and long-term debt as of March 31, 2005:

Year Ending
March 31,	Amount
2006	$3,809,816
2007	332,413
2008	250,176
2009	174,192
2010	92,598

Total	$4,659,195

The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. It is the Company’s understanding that the RSV shares were never delivered to the escrow agent. However, the Company issued its shares to the RSV shareholders. In addition, the Company never took title to the RSV assets. Accordingly, the Company believes that the RSV shareholders have the right to retain their shares and the XRG shares issued to the RSV shareholders should be returned to XRG. Based upon the above factors, the Company has treated the RSV merger as void ab initio (as if it never happened). The $1,677,431 of the debt assumed the Company had booked at December 31, 2004 pertaining to the RSV merger has been reversed. See Note 13 below for a further discussion regarding the RSV transaction.

The Company is currently in default under approximately $155,000 of convertible notes due to six note holders. The $155,000 of notes bear default interest of 15%. These notes matured on December 31, 2004.

The Company owes $50,000 to one note holder. This note matured on February 1, 2005. The Company owes this note holder 10,000 shares per month for each month the loan is not paid off.

The Company owes $10,000 to two note holders. $5,000 matured on September 2004 and $5,000 matured on October 2004,

Subsequent to March 31, 2005, the notes bearing 12% interest totaling $20,000 have become due and are in default.

On January 5, 2005, Ken Steele, an existing shareholder advanced the Company $500,000 pursuant to a Promissory Note that was originally repayable on February 5, 2005. The interest rate on this Note was 17%. The Note carries a 24% default interest rate commencing as of February 5, 2005. This shareholder is granted demand registration rights on these securities. The Company also agreed to grant this shareholder security interests in vehicle license plates, operating permits, equipment and accounts receivable. This shareholder has agreed to extend the maturity date of this note until December 31, 2005. See Note 16 for further discussion of the note extension and terms.

On February 23, 2005 the Company entered into a $1,180,000 note payable with Barron Partners, LP, (“Barron”) its major shareholder. The note bears simple interest at 10.0% with an origination fee of 7.0%. The note is due in sixty days with a default interest rate of 17.0%. This note is secured by all of the Company’s assets. The Company is authorized to borrow an additional $800,000 from Barron on the same terms and conditions as set forth in the $1,180,000 note. Any additional equity or debt financing up to $800,000 provided

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and Steele on a pro rata basis. Barron has agreed to extend the maturity dates of these notes to December 31, 2005. See Note 16 for further discussion of the note extension and terms.

Previously, Barron advanced the Company $225,810 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. (“CTC”) which the Company assumed pursuant to its Asset Purchase Agreement with CTC in April 2004. The Company has agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to December 31, 2005. See Note 16 for further discussion of the note extension and terms.

On March 3, 2005 the Company borrowed an additional $800,000 from Barron on the same terms and conditions as set forth in the $1,180,000 note. Any equity or debt financing up to $800,000 provided by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and the $500,000 note holder. On June 20, 2005, the Company borrowed an additional $1,250,000 from Barron at a simple interest of 10% with all principal and interest due by December 31, 2005. As a condition for advancing these funds, all of the Barron notes which total $3,577,084 at March 31, 2005 are subordinated to the $500,000 note. Also, all of the Barron notes are secured by all of the assets of the Company. See Note 16 for an additional discussion regarding the Barron notes.

During year ended March 31, 2005, certain note holders converted notes totaling $515,000 to common stock. The Company issued 135,000 shares of its common stock to these note holders for this conversion.

During the year ended March 31, 2004, the Company issued $170,000 of convertible notes payable. In connection with these notes, the Company issued detachable warrants to purchase 340,000 shares of the Company’s restricted common stock at an exercise price of $0.001 per share.

During the year ended March 31, 2004, the Company issued a $100,000 convertible note to one individual with a conversion price of $.42 per share. In connection with this note, the Company issued detachable warrants to purchase 100,000 shares of the Company’s restricted common stock at an exercise price of $.42 per share.

During the year ended March 31, 2004, the Company issued $270,000 of convertible notes payable. In connection with these notes, the Company issued three-year detachable warrants to purchase approximately 1,800,000 shares of the company’s restricted common stock at an exercise price of $0.15 per share. The Company recorded deferred financing costs of $69,800 related to these notes of which $35,900 was the value of warrants issued to the placement agent. These deferred financing costs will be amortized over the term of the notes payable.

During the year ended March 31, 2004, the Company recorded a discount on convertible notes payable for $507,780 which related to the beneficial conversion feature of notes payable. The value of the detachable warrants granted in conjunction with the notes payable issued during the fiscal year 2004 was $283,404 based on the Company’s calculation under the Black-Scholes option pricing model and was allocated to the note proceeds as a part of the discount on notes payable. These discounts are being amortized over the life of the related notes.

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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.	Lease Commitments

The Company rents its corporate office and the lease expires April 2007 and the Company has a facility lease that expires April 2007. The Company also has an operating lease for two trucks which are leased through April 2007. . The Company rents equipment and facilities under operating leases with lease terms of less than one year. The following is the lease commitments for these leases for the next five years:

Year Ending
March 31,	Amount
2006	$71,343
2007	54,167
2008	3,000

Total	$128,510

Rent expense amounted to $522,764 and $754,707 for the years ended March 31, 2005 and 2004, respectively.

8.	Related Party Transactions

The largest shareholder of the Company, Barron Partners, LP (“Barron”), has lent the Company $2,372,085 during the year ended March 31, 2005 and subsequently lent an additional $1,250,000 to the Company. See the Note 6 for the terms of the notes and see Note 16 for subsequent transactions with Barron.

During the fiscal year of 2005, the Company issued 140,000 shares of its common stock to two former executives for payment of $140,000 of accrued compensation and $147,000 of compensation.

During the fiscal year of 2005, the Company issued 100,000 shares of its common stock to its former Chairman of the Board for his services. These shares were valued at $440,000.

During the fiscal year of 2005, the former Chief Operations Officer was issued 12,500 shares of common stock as a bonus. These shares were valued at $55,000. Also, this individual was issued 50,000 shares of common stock in conjunction with his termination from the Company. These shares were valued at $180,000.

On July 1, 2004, ten-year options to purchase 20,000 shares of the Company’s common stock option plan were granted to the former Chief Executive Officer of the Company at an exercise price of $4.14 per share. Such options vested immediately. Fair value was determined at the date of grant using the Black-Scholes option pricing model using an expected dividend yield of -0-; a risk free interest rate of 1.11%; expected stock volatility of 46.17% and an expected option life of ten years. These options were valued at $13,200.

The Company’s former President and Chief Executive Officer was issued 12,500 shares of the Company’s Common Stock valued at $48,750 for past services rendered during the year ended March 31, 2004.

The Company’s former Chairman of the Board of Directors was issued 12,500 shares of the Company’s Common Stock valued at $48,750 for past services rendered during the year ended March 31, 2004.

The Company issued 15,000 shares of its common stock to an individual who is a partner in the law firm which serves as its corporate and securities counsel. This stock was for partial consideration for legal services rendered during the year ended March 31, 2004 and was valued at $78,000. During the fiscal year 2005, the Company issued 12,500 shares of its common stock to this same individual and was valued at $55,000. This individual subsequently has been appointed as Chairman of the Audit Committee of the Board of Directors.

The terms of the above may not necessarily have been on the same terms as if negotiated from unaffiliated third parties.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9.	Income Taxes

The Company has net operating loss carryforward of approximately $16,770,000 at March 31, 2005 that expires from 2005 to 2025. Annual utilization of the Company’s net operating loss carryforward will be limited due to a change in ownership control of the Company’s common stock, which took place in 1999. Under federal tax law, this change of ownership of the Company will significantly restrict future utilization of the net operating loss carryforward.

A valuation allowance is required by FASB No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent for March 31, 2005 was necessary.

At March 31, 2005 the Company’s non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:

2005
Deferred income tax asset:
Net operating loss carryforward	$6,373,000
Allowance for doubtful accounts	51,000
Valuation allowance	(6,345,000)

Total deferred income tax asset	$79,000

Deferred income tax liability
Difference between book and tax for fixed assets	$(79,000)

Total deferred income tax liability	(79,000)

Net deferred income tax asset	$—

Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows as of March 31, 2005 and 2004:

	2005	2004
Statutory benefit	$(4,710,000)	$(1,513,000)
State tax benefit, net of federal effect	(554,000)	(178,000)
Increase in deferred income tax valuation allowance	3,719,000	1,314,000
Non-deductible expenses	132,000	295,000

Goodwill	1,413,000	—
Loss of net operating loss carryforward	—	82,000

	$—	$—

10.	Stock Options and Warrants

The Company grants warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the Company’s Board of Directors.

On January 9, 2004, the Company filed a form S-8 to register 3,000,000 shares of common stock to be issued in conjunction with the Company’s 2004 Non-Qualified Stock Option Plan. This Plan was established for non-employee directors, consultants and advisors to provide them nonstatutory stock options.

During the year ended March 31, 2005, the Company granted warrants to purchase 125,220 shares of its common stock to note holders who lent monies to the Company, granted 2,045 to a consultant who performed services for the Company and granted warrants to purchase 1,181,297 shares of its common stock to placement agents as part of their fee for raising capital for the Company. These warrants were valued at

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

$5,629,567. Also during the year ended 2005, the Company granted warrants to purchase 3,956,668 of it common stock to equity investors.

During the year ended March 31, 2004 the Company granted warrants to purchase 119,500 shares of its common stock to note holders who lent monies to the Company and granted warrants to purchase 32,954 shares of its common stock to a consultant for services performed through March 31, 2004. These services were valued at $111,743 and were recorded as consulting expense during the year ended March 31, 2004. During the year ended March 31, 2004, the Company granted warrants to purchase approximately 6,667 shares of its common stock to a placement agent as part of their fee for raising the $270,000 of notes payable. These warrants were valued at $35,900.

The fair value of each warrant that was granted for services or in conjunction with debt issued is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value for the years ended March 31, 2005 and 2004:

	2005	2004
Dividend yield	0%	0%
Risk-free interest rate	2.71% - 4.24%	0.87% - 2.91%
Expected life	5 years	.25 - 5 years
Expected volatility	186.49% - 257.32%	257%

The following is a summary of the status of common stock warrant activity for the years ending March 31, 2004 and 2005:

		Weighted
		Average
		Exercise
	Warrants	price
Outstanding at April 1, 2003	224,279	$0.27
Granted	159,121	3.41
Exercised/Exchanged	(248,313)	0.20
Cancelled	(12,179)	4.80

Outstanding at March 31, 2004	122,908	$2.63
Granted	5,265,230	0.73
Exercised	(3,189,953)	0.23

Outstanding at March 31, 2005	2,198,185	$1.56

Warrants exercisable at December 31, 2005	2,198,185	$1.56

Weighted average fair value of warrants granted during the year ended March 31, 2005 and 2004 was $4.34 and $5.91, respectively.

The following is a summary of the status of outstanding warrants at March 31, 2005:

	Warrants outstanding			Warrants exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	average		Average
	Number	contractual	exercise	Number	Exercise
Exercise Price	Outstanding	life (years)	price	exercisable	Price
$0.20 to $0.60	841,667	4	$0.46	841,667	$0.46
$2.00 to $2.40	1,307,768	4	2.04	1,307,768	2.04
$8.00 to $8.40	48,750	4	8.04	48,750	8.04

	2,198,185	4	$1.56	2,198,185	$1.56

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the status of common stock option activity for the years ending March 31, 2004 and 2005:

		Weighted
		Average
		Exercise
	Options	price
Outstanding at April 1, 2003	27,500	$0.02
Exercised	(27,500)	0.02

Outstanding at March 31, 2004	—	$—
Granted	20,000	4.14
Exercised	(20,000)	4.14

Outstanding at March 31, 2005	—	$—

Weighted average fair value of options granted during the year ended March 31, 2005 was $0.66.

On July 1, 2004, ten year options to purchase 20,000 shares of the Company’s common stock option plan were granted to the former Chief Executive Officer of the Company at an exercise price of $4.14 per share. Such options vested immediately. Fair value was determined at the date of grant using the Black-Scholes option pricing model using an expected dividend yield of -0-; a risk free interest rate of 1.11%; expected stock volatility of 46.17% and an expected option life of two days.

11.	Other Equity Transactions

On December 27, 2004 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. The Information Statement was filed in connection with a twenty (20) for one (1) reverse stock split effective January 3, 2005. Additionally, on that date, the Company’s Certificate of Incorporation was amended and the authorized number of common shares was reduced from 500,000,000 to 25,000,000. The par value remained at $0.001.

On June 15, 2004 the Company entered into an agreement with Barron Partners, LP (Barron) to have the number of shares underlying the warrants owned by Barron reduced to 3,166,667 and the exercise price of the warrant shares reduced to $0.02. Simultaneously Barron Partner, LP exercised all of its warrants in a cashless tender and acquired 3,000,000 shares of the Company’s Common Stock through this exercise.

The Company also entered into a Registration Rights Agreement with the Barron. The Company was obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if the Company fails to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. Barron is also granted incidental piggyback registration rights. On February 18, 2005 the Company filed a request that its Registration Statement No. 333-12412 filed under cover of Form SB-2 be withdrawn pursuant to Rule 477. The Company’s decision to withdraw this registration statement was predicated upon the restructuring of our operations and the need to raise additional capital. In connection with the Company’s restructuring during May, 2005, the Company entered into waivers and extensions of liquidated damages rights with all of the holders, who are entitled to liquidated damages in connection with the failure to register the Company’s securities on behalf of such selling shareholders. The Company is required to file a new registration statement on or before September 30, 2005 and to have such registration statement declared effective on December 31, 2005. If the new registration statement is not filed and declared effective by such dates, then the holders are entitled to the liquidated damages or penalties for failure to have such registration statement filed and declared effective, with such liquidated damages rights commencing as of September 30, 2005 or December 31, 2005 as applicable. There is no assurance that the Company will be able to timely prepare, file and have declared effective a new selling shareholder registration statement. Liquidated damages due Barron are approximately $292,500 per

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

quarter. Liquidated damages due the other investors are approximately $20,000 per month.

In connection with a Stock Purchase Agreement, the Company agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, the Company shall pay to the Investor Barron, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Provided that the Company complies with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for its shares to be voted by the Company’s Board of Directors for one (1) year. The Company appointed 3 directors on November 15, 2004 and Barron has verbally agreed to waive these liquidating damages.

In April 2004, the Company collected the $3,250,000 that was recorded as a stock subscription receivable at March 31, 2004.

During the fiscal year of 2005, the Company issued 5,560,217 shares of common stock which were recorded in common stock payable at March 31, 2004.

During the fiscal year of 2005, the Company issued 1,250,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock to three executives of the Company.

On December 27, 2004 the Certificate of Incorporation for the Company was amended and the Preferred Stock was eliminated.

During the year ended 2005, the Company received proceeds of $3,969,000 and recorded a stock subscription receivable for $375,000 for 2,078,667 shares of its common stock from various accredited investors pursuant to private placements. These investors were granted five-year warrants to purchase 790,001 shares of its common stock at an exercise price of $2.00. Also during the year ended March 31, 2005, the Company issued an additional 93,333 shares of its common stock to bring certain investors who had purchased stock at $2.40 per share to $2.00 per share which was the price per share the remaining shares were sold for. The Company paid cash of $656,815 for offering costs from the proceeds received. The Company also incurred offering costs valued at $5,454,768 for warrants that were issued in conjunction with these private placements.

During the year ended March 31, 2005, the Company received $104,366 and issued 23,286 shares of its common stock related to the exercise of warrants. Also, during the year ended 2005, warrants (excluding the Barron warrants discussed above) were exercised in a cashless exercise which resulted in 2,792 shares of common stock being issued.

During the year ended March 31, 2005, the Company issued 480,000 shares of common stock and recorded a subscription payable of 315,000 shares in conjunction with several acquisitions. These 795,000 shares were recorded at a value of $2,913,501. Also, in an agreement with R&R, 5,000 shares of common stock were returned and the Company acquired those shares for $38,000. Additionally, per the revised EFS agreement, 187,500 shares are to be returned to the Company. These shares are valued at $975,000 and were recorded as treasury stock at March 31, 2005.

During the year ended March 31, 2005, the Company issued 100,000 shares of its common stock to RSV. XRG has treated the RSV merger as void ab initio (as if it never happened). These shares of stock were valued at $600,000 and were recorded as a settlement expense during the year ended March 31, 2005. The Company has a right to get these 100,000 shares returned and is vigorously defending this right.

During the year ended March 31, 2005 the Company issued 277,620 shares of common stock and recorded a subscription payable for 25,000 shares in exchange for services and compensation valued at $1,064,836 of which $135,000 was recorded as deferred consulting.

During the year ended March 31, 2005, the Company issued 45,135 shares of its common stock and recorded a subscription payable for 44,750 shares of its common stock for interest on certain notes payable. These shares were valued at $213,021.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended March 31, 2005, per the request of an investor, $100,000 of the $200,000 investment that was originally recorded as a common stock payable was reclassified to an advance to the Company. The Company issued 25,000 shares of common stock in 2004 for the remaining $100,000 investment.

In 2004, the Company reached a settlement with one of its employees. In accordance with this settlement, the Company issued 50,000 shares to this former employee. These shares were valued at $180,000. The $180,000 was recorded as a settlement loss for the voluntary termination of the employee’s employment agreement.

During the year ended March 31, 2005, the Company granted 20,000 common stock options to an executive. The exercise price was lower than the market value of the therefore the Company recorded $13,200 value for these options based upon the difference between the exercise price and the market value of the stock. During the second quarter of 2005, these options were exercised and the Company received $85,902.

During the year ended March 31, 2005, 96,667 warrants issued to investors during the first quarter of 2005 that had an exercise price of $3.00 per share were reissued at $2.00 per share. Also during the year ended March 31, 2005, warrants that were previously granted to purchase 40,000 shares of the Company’s common stock for private placement fees and had an exercise price of $2.40 were reissued at $2.00 per share.

During the fiscal year of 2005, the Company issued 140,000 shares of its common stock to two executives for payment of $140,000 of accrued compensation and $147,000 of compensation. Also, the Company recorded a settlement payable of $12,000 for 5,000 shares of its common stock to be issued to an employee per his employment agreement.

During year ended March 31, 2005, certain note holders converted notes totaling $515,000 to common stock. The Company issued 135,000 shares of its common stock to these note holders for this conversion.

To order for the Company to obtain a factoring arrangement, the Company granted a warrant to purchase 65,220 shares of its common stock. The warrant was valued at $63,881 using the Black Scholes option model. The $63,881 was recorded as deferred financing fees and will be amortized over the one-year term of this arrangement.

During the year ended March 31, 2005, the Company granted a warrant to purchase 60,000 shares of its common stock to a note holder who lent the Company operating capital. This warrant was valued at $110,918 and was recorded as a discount to debt. This debt discount was amortized to interest expense during the fiscal year 2005.

12.	Commitments and Contingencies

The Company has employment contracts with certain of its officers and employees. At March 31, 2005, the Company has minimum payments related to these employment contracts over the next five years of:

Year Ending
March 31,	Amount
2006	$835,547
2007	511,546
2008	462,486
2009	410,907
2010	156,000

Total	$2,376,486

The following is a summary of current pending legal proceedings and claims. From time to time, we may be involved in other litigation relating to our business. There is no assurance that we may not be involved in future litigation which will have a material adverse affect upon us due to the costs associated with defending such matters or an unfavorable outcome in such proceedings. Our recent restructuring and limited financial resources increases the risk that we will be involved in future litigation.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

•	Highbourne Litigation

On April 8, 2005, a principal of AGB Transportation Services, LLC, the successor in interest to Highbourne Corporation, notified XRG that AGB was terminating the Terminal Agreement dated October 4, 2004 between AGB and the Company. AGB alleged that XRG failed to make timely payments of certain regular commissions and monthly productivity bonuses. XRG disagrees with the allegations made by AGB and believes that the termination was improper. On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB and the principals of these entities. The complaint alleges that AGB and its shareholders breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that the AGB shareholders have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of AGB and its shareholders in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor of XRG. Due to AGB and its shareholders terminating the terminal agreement, subsequent to yearend March 31, 2005, the operations of Highbourne will no longer be included in the Company’s financial statements.

•	Couture Litigation

     On May 4, 2005, XRG was served with a complaint filed by Stephen R. Couture, alleging that XRG was in breach of his employment agreement. Mr. Couture alleges that XRG unilaterally and arbitrarily reduced the compensation due Mr. Couture to an amount less than the amount provided for in his agreement. In addition, Mr. Couture alleged that XRG unilaterally did away with car reimbursement and car insurance benefits provided in the Employment Agreement. In addition, he alleged that XRG has failed to pay his unused vacation. Mr. Couture’s employment agreement has a very narrow definition of termination for cause limited to conviction of a felony, conviction of misappropriation of assets or otherwise defrauding XRG. In addition, the resignation of Donald Huggins as a director potentially triggers a “change of control” provision under his agreement entitling him to 299% of base annual compensation as a severance payment. XRG has requested that outside counsel review the activities of Mr. Couture to determine whether there is a basis to institute counterclaims and affirmative defenses against Mr. Couture. XRG also maintains Mr. Couture voluntarily agreed to the compensation reduction in light of XRG’s current financial position and limited working capital. If Mr. Couture were to prevail in this action, XRG could potentially be liable to Mr. Couture for approximately four (4) years of additional compensation at a base salary of One Hundred Twenty-Five Thousand Dollars ($125,000) per year plus attorney fees. This case is in its early stages and it is too early to predict the outcome or settlement of this matter. However, XRG intends to vigorously defend against this action. No accrual has been recorded recording this matter.

•	Noteholder Litigation

We are a defendant in a lawsuit filed by five individuals who are the holders of our 15% senior convertible notes and warrants. We are in default in the payment obligations under these notes. We were obligated to repay such notes in the event of subsequent financings and these notes have matured. We have the accrued interest and the notes payable recorded on our books at March 31, 2005. The Company may have some additional legal expense reimbursement to these note holders which has not been accrued. We have submitted a settlement offer to the plaintiffs’ counsel in connection with this matter. Pursuant to the settlement offer, XRG would become current in interest payments and extend the maturity date of these notes until December 31, 2005. Barron would agree to subordinate its right of repayment on its notes to the subject notes in this proceeding. There is no assurance that we will be able to settle this matter or raise affirmative defenses.

•	Former Employee Claims

Andrew Davis, a former employee has filed a charge of discrimination with the EEOC as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. Both are in the initial stages and we are in the process of responding to both federal agencies. We have received a preliminary indication from the EEOC that it does not intend to proceed with this matter.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

We believe the claims by Mr. Davis are without merit and that they are retaliatory in nature in connection with his termination as part of our cost cutting. The day after Mr. Davis was terminated our data processing systems were substantially damaged and Mr. Davis received a trespass warning from the Clearwater Police Department. We intend to vigorously defend this matter and to institute counterclaims against Mr. Davis for damages we have incurred.

•	RSV Claims

In April 2004, XRG through a wholly owned subsidiary, entered into an Agreement and Plan of Merger with RSV, Inc., a Tennessee corporation (“RSV”). XRG issued the shareholders of RSV 100,000 shares of its Common Stock (post split), and agreed to assume certain indebtedness and liabilities of RSV. XRG has determined not to assume the liabilities and debts of RSV due to the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the Merger Agreement.

Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. However, it is XRG’s understanding that RSV shares were never delivered to the escrow agent. In addition, XRG never took title to the RSV assets. However, XRG issued its shares to the RSV shareholders. XRG never took title to the RSV assets. Accordingly, XRG believes that the RSV shareholders have the right to a return of their RSV shares and that the XRG shares issued to the RSV shareholders should be returned XRG.

Based upon the above factors, we have treated the RSV merger as void ab initio (as if it never happened). All financial transactions booked for RSV, except for certain note payments made by XRG on RSV’s behalf, have been reversed. We have booked an accrual for the damages claimed by RSV as of March 31, 2005.

13.	Acquisitions

During the year ended March 31, 2005, the Company was focused on acquiring, consolidating, and operating short and long haul truckload carriers. The Company’s acquisition strategy targets both asset and non-asset based truckload carriers in the contiguous 48 states. Based upon these criteria, the Company made the following acquisitions as outlined below.

Express Freight Systems, Inc.

The Company acquired Express Freight Systems, Inc. on April 21, 2004. Pursuant to the terms of a Merger Agreement, Express Freight Systems, Inc. (“EFS”), a Tennessee corporation was the survivor in a merger with a subsidiary of ours. EFS is now a wholly-owned subsidiary of XRG. EFS is based in Chattanooga, Tennessee. EFS has an owner-operator based fleet with a pool of approximately 270 trailers which were leased to the Company from an entity owned by the prior shareholders of EFS pursuant to a Master Equipment Lease Agreement (“MELA”). This lease was recorded as a capital lease obligation of $2,371,397 at the acquisition date. The MELA required the Company to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months, at which time the Company was required to purchase the trailers for $1 million. The Company also leased the office building through an operating lease with monthly lease payments of $6,000 through April 30, 2010. The Company also leased a facility in California which is a month to month lease with monthly lease payments of $30,677.

Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. An additional $1,000,000 was recorded as a liability to the shareholders of EFS and in addition EFS shareholders were issued 375,000 shares of the Company’s common stock as part of the merger and employment agreements. These shares were valued at $1,950,000 in total based upon the quoted trading price on the acquisition date. The Company also issued 17,500 shares for acquisition costs related to this acquisition. The total purchase price for EFS was $3,066,000.

EFS had a factoring agreement whereby its accounts receivable are factored with full recourse for unpaid invoices in excess of 90 days old. This agreement provided for the payment of factoring fees.

EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. The former major shareholder of EFS agreed to a 3 year employment agreement. All other individuals have 10 year employment agreements. Annual compensation ranged from $125,000 to $250,000 per annum. The agreements contained nondisclosure and restrictive

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

covenant arrangements. If the agreements are terminated for any reason other than cause, the employees are due compensation for the remainder of the employment agreement’s term.

The EFS Merger Agreement provided the Company with certain rights of indemnification in connection with the breach of a representation or warranty by EFS or its prior shareholders. The Company withheld $100,000 in a cash escrow agreement to satisfy unpaid taxes and other liabilities. $31,000 of these taxes and liabilities were paid from escrow during the nine months ended December 31, 2004. The Company also issued a blanket corporate guaranty pursuant to which the Company guaranteed all obligations of EFS pursuant to the terms of the Merger Agreement, including but not limited to, the MELA capital lease, and lease for the EFS offices, which are owned by the wife of the major EFS shareholder and the employment agreements. The Company’s blanket guaranty also contained cross default provisions.

On August 12, 2004 the Company’s counsel advised the former shareholders of EFS that the Company believed that there were various breaches of the representations and warranties by the EFS shareholders in connection with the EFS Merger. On August 16, 2004 EFS and an entity formed by the former EFS shareholders, Express Freight, Inc. (“EFI”) entered into a Terminal Agreement. EFS referred to as the Carrier and EFI as the Agent under this Terminal Agreement. EFI is entitled to a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of EFI as the Agent. Under this Terminal Agreement, EFS as the Carrier is not responsible for any expenses incurred in the operation of the Agent’s terminal. EFS is responsible for all legal documentation and paperwork and is the primary obligor on shipments, to pay commissions on line hauls, including accessorial charges and to provide the Agent weekly summaries of accounts standings and an account of commissions due. For shipments under this Terminal Agreement EFS is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments. The Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Fuel surcharges billed to customers for freight hauled by this Terminal Agreement are excluded from revenue and paid in entirety to EFI. In the event either party fails to perform any covenant or condition under the Terminal Agreement and such default continues for a period of thirty (30) days after notice, the Terminal Agreement may be terminated by the non-breaching party. The parties agree that if a default occurs on the part of the Agent that is not cured, or if the Agent terminates the Terminal Agreement, the damages payable to the Company will be Two Million Dollars ($2,000,000) if occurring in the first year of the Terminal Agreement and Four Hundred Thousand Dollars ($400,000) less each year thereafter. Further, the Agent and certain of the EFS shareholders agree to be personally liable on a joint and several basis for this termination obligation.

As part of the Terminal Agreement the former shareholders of EFS and XRG entered into a Bullet Point Merger Agreement Addendum (“Addendum”) which provides that the parties will reach agreement on certain matters, including but not limited to, the following:

•	mutual termination of the Master Equipment Lease Agreement (“MELA”);

•	mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California;

•	all employment agreements are mutually terminated with the former EFS shareholders and employees;

•	the former EFS shareholders personally assume all overdraft bank liabilities and bank loans of EFS. In addition, former EFS shareholders assume trade payables and accruals prior to March 1, 2004. All bad debt and charge-backs attributable to receivables outstanding as of April 21, 2004 are assumed by the former EFS shareholders;

•	the One Million Dollar ($1,000,000) deferred payment obligation under the EFS Merger Agreement is terminated;

•	if XRG fails to make the required ComData fuel funding or settle agency payments timely and in full, then EFI has the right to terminate the Terminal Agreement. EFS is required to advance funds necessary for regulatory compliance, fund vehicle license requirements and fund owner/operator payments;

•	EFS is required to maintain liability and cargo insurance in full force and effect and maintain ancillary insurance benefits related to physical damage coverages;

•	the former EFS shareholders may engage in the boat hauling business without violating any non-compete provisions;

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

•	the parties anticipate entering into mutual releases subject to the above covenants and representations.

Effective as of April 26, 2005, XRG finalized a Settlement Agreement with Express Leasing Systems, Inc., Express Freight, Inc. and the former shareholders and employees of Express Freight Systems, Inc. (Express) This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with Express, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a Terminal Agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The Settlement Agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum which is summarized above. XRG has the obligation to fulfill certain funding obligations pursuant to the Settlement Agreement on a timely basis, including but not limited to funding COMDATA, funding driver payroll, paying insurance, advance funding license/tag fees, and other items as set forth in the Settlement Agreement. The failure to make these fundings is considered a “Major Funding Default”, pursuant to the Settlement Agreement. Upon the occurrence of a Second Funding Default, the Terminal Agreement can be terminated and shall be released from any further liability or obligations to damage provisions of the Terminal Agreement. Pursuant to the terms of the Settlement Agreement, XRG is entitled to a return of 187,500 shares issued in connection with the Express merger. XRG has the risk of a Major Funding Default being declared because of its limited financial resources if it was unable to timely fulfill its funding obligations under Section 3 of the Settlement Agreement. A Major Funding Default has been alleged to already have been committed. XRG disputes this assertion. However, if two Major Funding Defaults were deemed to have occurred, which would result in a potential termination of the Terminal Agreement, this would have a material adverse effect on the financial position of XRG.

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

Accounts receivable	$1,609,474
Other current assets	97,139
Fixed assets	121,051
Goodwill	2,918,136

Total assets acquired	4,745,800

Accrued expenses and payables	(114,683)
Other liabilities	(63,988)

Factorer line of credit	(1,501,129)

Total liabilities assumed	(1,679,800)

Total purchase price	$3,066,000

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

RSV, Inc.

The Company entered into a merger agreement with RSV, Inc. on April 29, 2004. RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee. Pursuant to the terms of the Merger Agreement, RSV, Inc. (“RSV”), the Company issued a total of 100,000 shares of its common stock to the two RSV shareholders. These shares were valued at $510,000 in total based upon the quoted trading price on the acquisition date. There was no cash paid at closing to the RSV shareholders. The Company is obligated

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. In order to secure this obligation the Company has placed the RSV shares it acquired pursuant to the Merger Agreement in escrow. The Company’s failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. The majority RSV shareholder has granted the Company an extension of time to remove the guarantees on the RSV debt.

Subsequent to yearend March 31, 2005, XRG has determined not to assume the liabilities and debts of RSV due to the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the Merger Agreement. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. It is XRG’s understanding that RSV shares were never delivered to the escrow agent. However, XRG issued its shares to the RSV shareholders. In addition, XRG never took title to the RSV assets. Accordingly, XRG believes that the RSV shareholders have the right to retain their RSV shares and that the XRG shares issued to the RSV shareholder should be returned to XRG. Based upon the above factors, XRG has treated the RSV merger as void ab initio (as if it never happened). All financial transactions booked for RSV, except for certain note payments made by XRG on RSV’s behalf, have been reversed. The Company has accrued for $262,000 of settlement expenses related to this transaction and recorded the $600,000 value of the stock issued to RSV as a settlement expense.

The following is a summary of the cumulative adjustments at December 31, 2004 in connection with reversing the previous entries recorded in connection with RSV.

RSV
Fixed Assets:	$2,030,000
Debt:	$1,677,431
Revenues:	$3,728,244
Expenses:	$3,411,101
Net Income:	$317,143

Highway Transport, Inc.

Effective April 1, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. (“HTI”), an Alabama corporation in exchange for 17,500 shares of its restricted common stock. These shares were valued at $95,200 in total based upon the quoted trading price on the acquisition date. The Company acquired approximately $1,355,000 of HTI’s equipment and assumed approximately $1,700,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.

The Company included the results of HTI in its financial statements beginning April 1, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Other current assets	$38,910
Fixed assets	942,200
Goodwill	745,553

Total assets acquired	1,726,663

Accrued expenses	(96,000)
Notes payable	(1,532,663)

Total liabilities assumed	(1,628,663)

Total purchase price	$98,000

See Note 16 for a discussion of the subsequent event whereby the Company and Highway agreed to terminate the Asset Purchase Agreement and entered into a Terminal Agreement with Highway.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Highbourne Corporation

Effective April 2, 2004 the Company closed an asset acquisition agreement with Highbourne Corporation (“HBC”), an Illinois corporation. The Company issued a total of 10,000 shares of restricted common stock to the two stockholders of HBC. These shares were valued at $47,600 in total based upon the quoted trading price on the acquisition date. Inasmuch as this is a non-asset based carrier, the Company did not assume any long-term equipment or other liabilities in connection with this acquisition. The Company agreed to lease the current HCB facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. The Company entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. The Company has also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of its restricted common stock valued at market on the day of payment. The Company also agreed to a quarterly bonus program based upon quarterly operating results.

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

Goodwill	56,000

Total assets acquired	56,000

Total liabilities assumed	—

Total purchase price	$56,000

On October 4, 2004, the Company (“Carrier”) mutually entered into a five year Terminal Agreement with the shareholders of Highbourne Corporation under AGB Transportation Services, LLC (“Agent”). This Terminal Agreement entitles the Highbourne Corporation shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent’s terminal. The Company is responsible for all legal documentation and paperwork and is the primary obligor on shipments, to pay commissions on line hauls, including accessorial charges and to provide the Agent weekly summaries of accounts standings and an account of commissions due. For shipments under this Terminal Agreement the Company is the primary obligor in regards to the delivery of the shipment, establishing customer pricing, and has credit risk on the shipments. The Company records both revenues for the dollar value of services billed by the Company to the customer and purchased transportation expense for the costs of transportation paid by the Company to the agent upon delivery of the shipment. Fuel surcharges billed to customers for freight hauled by this Terminal Agreement are excluded from revenue and paid in entirety to Agent.

The Company has been operating under this Terminal Agreement since October 4, 2004. Pursuant to this agreement, Agent agreed to a reduced rent of the current Highbourne Corporation facilities of $1,000 per month. In addition, the employment agreements with the two Highbourne Corporation shareholders at salaries of $32,000 and $85,000 per annum respectively were mutually terminated.

On April 8, 2005, a principal of AGB Transportation Services, LLC, the successor in interest to Highbourne Corporation, notified XRG that AGB was terminating the Terminal Agreement dated October 4, 2004 between AGB and the Company. AGB alleged that XRG failed to make timely payments of certain regular commissions and monthly productivity bonuses. XRG disagrees with the allegations made by AGB and believes that the termination was improper. On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB and the principals of these entities. The complaint alleges that AGB and its shareholders breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that the AGB shareholders have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of AGB and its shareholders in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor of XRG. Due to AGB and its shareholders terminating the terminal

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

agreement, subsequent to yearend March 31, 2005, the operations of Highbourne will no longer be included in the Company’s financial statements.

Carolina Truck Connection, Inc.

On April 28, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. (“CTC”), a North Carolina corporation. The Company issued 60,000 shares of its restricted common stock to the two shareholders of CTC. These shares were valued at $316,200 in total based upon the quoted trading price on the acquisition date. The Company assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended.

Previously, Barron advanced the Company $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. (“CTC”) which the Company assumed pursuant to its Asset Purchase Agreement with CTC in April 2004. The Company has agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to December 31, 2005.

The Company also entered into employment/consulting agreements with the CTC shareholders. The two-year employment agreement includes base compensation of $62,000. The consulting agreement requires compensation at an hourly rate of $100 and terminates on December 31, 2005.

Effective April 1, 2005, XRG entered into the Second Amendment to Asset Acquisition Agreement with CTC, and its prior shareholders. XRG has agreed to issue an additional 350,000 shares of its common stock as additional consideration in connection with the original Asset Acquisition Agreement. In addition, the Company agreed to issue one of the former CTC shareholders 25,000 shares in consideration for past consulting services. These were accrued for at March 31, 2005 and were valued at $27,500. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by the former CTC shareholders at such time as the guaranties are released and provided that after the annual anniversary date of this agreement, XRG shares have a market value of at least $1.60. CTC also has the right to convert the original Asset Acquisition Agreement into an Agency Agreement with the revenue split being 85% to CTC and 15% to XRG.

The Company included the results of CTC in its financial statements beginning May 1, 2004 (the closing date was April 28, 2004). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fixed assets	$419,000
Goodwill	653,917

Total assets acquired	1,072,917

Notes payable	(354,417)

Total liabilities assumed	(354,417)

Total purchase price	$718,500

The premium paid by the Company above the fair value of the net assets acquired on all of the above acquisitions pertain to the organized work force acquired.

14.	Unaudited Pro Forma Consolidated Financial Information for Acquisitions

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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	For the year ended March 31,

	2005	2004
Revenues	$40,387,525	$40,143,626
Net loss	$(13,950,955)	$(5,520,026)
Basic loss per share	$(1.23)	$(4.23)

15.	Equipment Purchases

In June 2003, the Company executed a purchase agreement with a truckload carrier (J. Bently Companies, Inc.) in Sweetwater, Tennessee to acquire equipment assets consisting of approximately 275 freight trailers. The purchase price of these assets was approximately $3,400,000, including the assumption of approximately $2,200,000 of equipment loans, the payment of $50,000 in cash, and the issuance of $1,150,000 worth of shares of the Company’s Common Stock. The agreement relating to this equipment purchase contains a true up adjustment provision, which requires the Company to issue additional shares of its common stock based upon the then prevailing market price such that the total value of its common stock equals $1,150,000 at adjustment dates of six and twelve months from the closing date. During August 2003, the Company made the $50,000 cash payment and issued 1,150,000 shares of its Common Stock to the J. Bently Companies, Inc. shareholders, which are classified as transportation equipment deposits in the Company’s financial statements until it is able to obtain a clear title to these assets.

On April 12, 2004 the Company modified the agreement with J. Bently Companies, Inc. to issue 800,000 shares of additional common stock and eliminate the true up provision of the agreement. Therefore the deposit on the transportation equipment was repriced based upon the terms of this revised agreement and the common stock shares were recorded at $437,000 which is a reduction of $713,000. The Company recorded a common stock payable of $304,000 for the 800,000 additional shares of common stock to be issued. At March 31, 2004, the transportation equipment deposits recorded on the Company’s books is $791,000.

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

On June 2, 2005, the agreement with J. Bently Companies was restructured. The original purchase agreement, amendments thereto, employment agreements associated with the acquisition, the original override agreement and the original fleet owner agreement were terminated. In lieu thereof, XRG and a J. Bently Company shareholder entered into a new terminal agreement; where the revenue split being 85% to CTC and 15% to XRG. This terminal agreement has a term of five years. In addition, XRG has entered into a new trailer lease and fleet owner agreement with this J. Bently Company shareholder, which requires the payment of seventy-six percent of line haul revenue to him for utilization of his equipment, which is a credit against the 85% agent fee due in accordance to the terminal agreement. In addition, XRG agreed to issue a total of 150,000 shares of its restricted common stock to the J. Bently Company shareholders, subject to certain vesting provisions relating to the Terminal Agreement remaining in full force and effect through April 30, 2007. In addition, XRG has agreed to reimburse these J. Bently Company shareholders $90,000 for previous deposits for insurance and to pay $52,000 for workers compensation insurance overcharges.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16.	Subsequent Events

No.	Event Description	Date
A.	CTC Addendum	4/1/05
B.	Highbourne/AGB Terminal Litigation	4/8/05
C.	Administrative Services Agreement (amended 5/20/05)	4/20/05
D.	EFS Settlement	4/21/05
E.	Larry Berry Employment Agreement	4/22/05
F.	Barron Interim Financing	5/20/05
G.	Ken Steel Restructure	5/20/05
H.	Waivers of Liquidated Damages	5/20/05
I.	Huggins, Brennan Releases, Leong & Francis on Board of Directors	5/20/05
J.	Highway Settlement	5/30/08
K.	Bentley Settlement	6/2/05

A.	Carolina Truck Connection, Inc. - Amendment

Effective April 1, 2005, XRG entered into the Second Amendment to Asset Acquisition Agreement with Carolina Truck Connection, Inc., Larry Puckridge and Robert Luther. XRG has agreed to issue Mr. Puckridge and Mr. Luther an additional 350,000 shares as additional consideration in connection with the original Asset Acquisition Agreement. In addition, XRG agreed to issue Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr., Puckridge’s guaranties are released and provided that after the annual anniversary date of this Agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original Asset Acquisition Agreement into an Agency Agreement with the revenue split being 85% to CTC and 15% to XRG.

B.	Termination of Highbourne Asset Acquisition Agreement/AGB Terminal Agreement – Related Litigation

On April 8, 2005, a principal of AGB Transportation Services, LLC, the successor in interest to Highbourne Corporation, notified XRG that AGB was terminating the Terminal Agreement dated October 4, 2004 between AGB and the Company. AGB alleged that XRG failed to make timely payments of certain regular commissions and monthly productivity bonuses. XRG disagrees with the allegations made by AGB and believes that the termination was improper. On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB and the principals of these entities. The complaint alleges that AGB and its shareholders breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that the AGB shareholders have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of AGB and its shareholders in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor of XRG. Due to AGB and its shareholders terminating the terminal agreement, subsequent to yearend March 31, 2005, the operations of Highbourne will no longer be included in the Company’s financial statements.

C.	Administrative Services Agreement with R&R Express, Inc. and Richard Francis

Effective April 20, 2005 the Company entered into an Administrative Services Agreement with R&R Express, Inc. (“R&R”) and Richard Francis. The Company appointed Mr. Francis as its Chief Executive Officer, replacing Kevin Brennan. Mr. Francis is also the President of R&R. Pursuant to the Administrative Services Agreement, R&R is responsible for certain of the daily administrative, procedural and regulatory issues relating to the Company’s operations. The Company has agreed to pay R&R an administrative services fee equal to 12% of line haul revenue (excluding pass throughs) for all agents. This fee is payable weekly.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition the Company agreed to issue to each R&R and Mr. Francis 150,000 shares of its common stock. The Company also agreed to pay Mr. Francis an annual salary of $150,000 per year from its G&A subsidiary as compensation for serving as its Chief Executive Officer and certain of its subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R.

The Administrative Services Agreement has a five (5) year term, which is consistent with the term of the Company’s Terminal Agreements with its agents. The Administrative Services Agreement is cancelable by R&R prior to its date of expiration by providing the Company at least one (1) year written notice. The Company may cancel the Administrative Services Agreement at any time with at least forty-five (45) days’ prior written notice to R&R. R&R has agreed to a non-competition and non-solicitation of its customers, employees and agents during the term of the agreement and for a twenty-four (24) month period thereafter, excluding the business of R&R Intermodal, Inc.

Pursuant to the Administrative Services Agreement, XRG is the carrier of record and insurer of all freight subject to the Terminal Agreements. All invoicing, bills of lading and other documents evidencing liability, ownership or legal obligations shall be the responsibility of XRG. XRG has the right to establish all pricing policies under the Terminal Agreements. XRG has the risk of loss as it relates to the ultimate collection of accounts receivable and uninsured cargo losses. XRG is the primary obligor with customers pursuant to the Terminal Agreements.

D.	Formal Settlement Agreement re: EFS

Effective as of April 26, 2005, XRG finalized a Settlement Agreement with Express Leasing Systems, Inc. (“ELS”), Express Freight, Inc. (“EF”) and the former shareholders and employees (“Holders”) of Express Freight Systems, Inc. (“EFS”). This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with EFS in March 2004, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a Terminal Agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The Settlement Agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum.

Material terms of the Settlement Agreement are summarized below:

•	The mutual termination of the Master Equipment Lease Agreement (“MELA”). The MELA required the Company to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to the Company for the movement of its freight.

•	The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

•	Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 375,000 shares of the Company’s common stock. 187,500 shares of the Company’s common stock will be forfeited and returned to it as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

•	EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. The former president of EFS agreed to a 3 year employment agreement. All other individuals had 10 year employment agreements in which annual compensation ranged from $125,000 to $250,000 per annum. These agreements contained nondisclosure and restrictive covenant arrangements. These agreements were mutually terminated by the Company and the former EFS shareholders and employees.

•	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

•	The Company entered into a Terminal Agreement which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under its direction. Under this agreement, the Company is not responsible for any expenses incurred for the operation of the Agent’s terminal.

XRG has the obligation to fulfill certain funding obligations pursuant to the Settlement Agreement on a timely basis, including but not limited to funding COMDATA, funding driver payroll, paying insurance, advance funding license/tag fees, and other items as set forth in the Settlement Agreement. The failure to make these fundings is considered a “Major Funding Default”, pursuant to the Settlement Agreement. Upon the occurrence of a Second Funding Default, EF and the Holders have the right to terminate the Terminal Agreement and shall be released from any further liability or obligations to damage provisions of the Terminal Agreement.

Pursuant to the terms of the Settlement Agreement, XRG is entitled to a return of 187,500 shares issued in connection with the EFS merger. XRG has the risk of EF declaring a Major Funding Default because of its limited financial resources if the Company was unable to timely fulfill its funding obligations under the Settlement Agreement. Representatives of EF have alleged that XRG has already committed a Major Funding Default. XRG disputes this assertion. However, if two (2) Major Funding Defaults were deemed to have occurred, which would result in a potential termination of the Terminal Agreement, this would have a material adverse effect on the financial position of XRG.

E.	Larry Berry Employment Agreement

On April 22, 2005, the Company finalized an Employment Agreement between Larry M. Berry and XRG G&A, Inc. Mr. Berry is employed as an Acquisition Specialist and reports directly to the Company’s Chief Executive Officer and assists in entering into agency agreements, terminal agreements, asset based acquisitions and other similar agreements with trucking companies. Mr. Berry is entitled to a weekly draw of $3,000. In addition, he is entitled to compensation in an amount equal to one-half (1/2) of one percent (1%) of all invoice line haul revenues attributable to agency, transfer and acquisition agreements entered into with truckload candidates directed to XRG by Mr. Berry. As of the date of this Agreement, Mr. Berry is entitled to be paid such compensation with respect to invoice line haul revenues of EFS Corp., Highbourne Corporation, Carolina Truck Connection, Inc., and Highway Transport, Inc. XRG has agreed to issue Mr. Berry options to acquire 100,000 shares of its common stock at a nominal exercise price of $.01. XRG also agreed to issue Mr. Berry shares of its common stock valued at $1.00 per share as compensation for all prior amounts owed to Mr. Berry for past compensation. The payments due Mr. Berry are made by R&R and are considered a credit against the fees payable to R&R pursuant to the Administrative Services Agreement.

F.	Interim Financing Arrangements with Barron

In order to satisfy the Company’s interim working capital requirements, it has borrowed funds from Barron, its largest shareholder. The following table sets forth a summary of the date, amount, interest rate, collateral and extended maturity date relating to such borrowings:

				Current	Extended
		Interest		Maturity	Maturity
Date	Amount	Rate	Collateral	Date	Date
9/20/04	$225,809.86	6%	20 Trailers and all assets	3/31/05	12/31/05
10/1/04	166,275.00	6%	15 Tractors and all assets	3/31/05	12/31/05
2/23/05	1,180,000.00	10%	All Assets	4/23/05	12/31/05
3/3/05	800,000.00	10%	All Assets	5/1/05	12/31/05
6/20/05	1,250,000.00	10%	All Assets	12/31/05	N/A

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On May 20, 2005, the Company entered into a Promissory Notes Modification Agreement with Barron, extending the due date of all of the above Notes, until December 31, 2005. In connection with this arrangement, Barron agreed to subordinate its right of payment and interest on such Notes and other future indebtedness to Kenneth A. Steel, Jr., who is the holder of a $500,000 Promissory Note of XRG.

The June 2005 funding the Company received from Barron consisted of $1,600,000 of Units. A $100,000 Unit consisted of (i) a $78,125 Promissory Note, and (ii) $21,875 allocated to acquire 10,937.5 shares of the Company’s common stock at $2.00 per share and the right to acquire 343,750 Common Stock Purchase Warrants with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of the Company’s common stock and is the holder of a $1,250,000 Promissory Note. In addition, Barron has the right to acquire 5,500,000 shares of the Company’s Common Stock pursuant to the Common Stock Purchase Warrant with an issue date of June 2, 2005, at an exercise price of $2.00.

The shares and warrants issued to Barron have registration rights, most favored nation’s anti-dilution protection, cashless exercise provisions, and registration rights with liquidated damages.

G.	Restructured Arrangements with Kenneth A. Steel, Jr.

On January 5, 2005 Mr. Steel, an existing shareholder advanced the Company $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. The Company did not pay this note as due and obtained an original extension through March 31, 2005. As part of the Company’s recent restructuring it has entered into a new restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005, XRG paid Mr. Steel approximately $72,900 as forbearance consideration and loan fees. Interest is payable monthly. The Company has agreed to issue Mr. Steel warrants to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant is substantially the same form of warrant as issued to other investors with favored nations and anti-dilution rights. Such rights were also granted to other affiliates of Mr. Steel.

H.	Waivers of Liquidated Damages

In February, 2005 the Company withdrew a registration statement filed under cover of Form SB-2 on behalf of certain selling shareholders. The company’s decision to withdraw this registration statement was predicated upon the restructuring of its operations and the need to raise additional capital. In connection with its restructuring during May, 2005, the Company entered into waivers and extensions of liquidated damages rights with all of the holders, who are entitled to liquidated damages in connection with the failure to register the Company’s securities on behalf of such selling shareholders. The Company is required to file a new registration statement on or before September 30, 2005 and to have such registration statement declared effective on December 31, 2005. If the new registration statement is not filed and declared effective by such dates, then the holders are entitled to the liquidated damages or penalties for failure to have such registration statement filed and declared effective, with such liquidated damages rights commencing as of September 30, 2005 or December 31, 2005 as applicable. There is no assurance that the Company will be able to timely prepare, file and have declared effective a new selling shareholder registration statement. Liquidated damages due Barron are approximately $292,500 per quarter. Liquidated damages due the other investors are approximately $20,000 per month.

I.	Changes in Officers/Directors

Mr. Francis was appointed as XRG’s Chief Executive Officer in April, 2005 in connection with the Administrative Services Agreement with R&R. On May 20, 2005 Mr. Francis and Mr. Leong were appointed to the Company’s Board of Directors to fill vacancies created by the resignations of Mr. Huggins and Mr. Brennan, as described below.

Effective May 20, 2005 a Mutual General Release was entered into between XRG, Barron and Donald Huggins. Mr. Huggins agreed that upon execution of this Release by all parties, he shall resign as a

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Director of XRG. Mr. Huggins agreed to release XRG and Barron from all claims, including but not limited to, obligations of XRG to Mr. Huggins pursuant to his Consulting Agreement dated March 1, 2004 and the Amendment thereto dated February 10, 2005. Mr. Huggins was released of all claims by XRG or Barron except claims grounded upon fraud, malfeasance, misappropriation of assets or theft. In addition, Mr. Huggins agreed to reduce his stock ownership in the Company by twenty-five percent (25%) so that his net holdings is approximately five hundred fifty two thousand five hundred (552,500) shares.

XRG also entered into a similar agreement effective May 20, 2005 with its former Chief Executive Officer, Mr. Kevin Brennan. The Company agreed to pay Mr. Brennan Thirteen Thousand Four Hundred Twenty-Five and 90/100 Dollars ($13,425.90) and Mr. Brennan agreed to reduce his stock ownership in the Company from five hundred twenty-nine thousand one hundred sixty-seven (529,167) shares to three hundred sixty-nine eight hundred seventy (369,870) shares. In addition, Mr. Brennan released XRG from all obligations under his Employment Agreement originally dated March 1, 2004 as amended on February 10, 2005. XRG and Barron agreed to release Mr. Brennan from any claims or causes of action excepting only those which are grounded or based upon fraud, malfeasance, misappropriation of assets or theft.

J.	Restructuring of Highway Transport, Inc. Acquisition

In March 2004, XRG entered into an Asset Purchase Agreement for Highway Transport, Inc., an Alabama corporation (“HTI”), and its shareholders, Mr. Brown and Mr. Adams. Pursuant to this Agreement, XRG agreed to acquire certain transportation equipment and other assets use by HTI and to assume the debt and liabilities of HTI. In order to resolve disputes among the parties in connection with the prior Asset Purchase Agreement, XRG, HTI and its principals entered into a Termination Agreement and Terminal Agreement effective May 30, 2005.

Pursuant to the Termination Agreement, XRG repaid HTI $180,000, the proceeds of which was used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its Common Stock.

The Termination Agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the Termination Agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank (“Settlement Payments”). It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank, which approximates $807,000 as of March 31, 2005. XRG is currently the primary obligor on these obligations to United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank.

The Terminal Agreement with HTI has a term for five (5) years. HTI covenants to use XRG on an exclusive basis as its carrier. XRG agrees to pay HTI eighty-seven percent (87%) of revenues. XRG shall retain the remaining thirteen percent (13%) of HTI revenues. If HTI ceases operations, sell substantially all of its assets, terminates the Terminal Agreement, or defaults in performing its obligations under the Terminal Agreement, XRG will be relieved of its obligations to make any remaining Settlement Payments. If any of such events occur within six (6) months after the effective date of the Termination Agreement, all previous shares of XRG common stock issued to the principals of HTI shall be immediately canceled.

If XRG does not fund COMDATA immediately when due or make settlement of commissions on HTI invoices in presently available fund and fails to cure such default within a 24-hour period after receiving written notice, such shall constitute a major funding default (“Major Funding Default”). During any rolling 30-day period, XRG shall permit two Major Funding Defaults, then HTI shall have the right to terminate the Terminal Agreement and be released of any further obligations to XRG.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

K.	J. Bently Companies

On June 2, 2005, the agreement with J. Bently Companies was restructured. The original purchase agreement, amendments thereto, employment agreements associated with the acquisition, the original override agreement and the original fleet owner agreement were terminated. In lieu thereof, XRG and a J. Bently Company shareholder entered into a new terminal agreement; where the revenue split being 85% to CTC and 15% to XRG. This terminal agreement has a term of five years. In addition, XRG has entered into a new trailer lease and fleet owner agreement with this J. Bently Company shareholder, which requires the payment of seventy-six percent of line haul revenue to him for utilization of his equipment, which is a credit against the 85% agent fee due in accordance to the terminal agreement. In addition, XRG agreed to issue a total of 150,000 shares of its restricted common stock to the J. Bently Company shareholders, subject to certain vesting provisions relating to the Terminal Agreement remaining in full force and effect through April 30, 2007. In addition, XRG has agreed to reimburse these J. Bently Company shareholders $90,000 for previous deposits for insurance and to pay $52,000 for workers compensation insurance overcharges.

ITEM 13. EXHIBITS

EXHIBITS AND SEC REFERENCE NUMBERS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of USA Polymers, Inc. (2)

3.2	Amendment to Certificate of Incorporation of USA Polymers, Inc. changing name to XRG, Inc. (2)

3.3	Agreement and Plan of Merger of XRG, Inc. and XRG International, Inc. (2)

3.4	Certificate of Merger of XRG, Inc. and XRG International, Inc. — Delaware. (2)

3.5	Certificate of Merger of XRG, Inc. and XRG International, Inc. — New Jersey. (2)

3.6	Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc. (2)

3.7	Bylaws of XRG, Inc. (2)

3.8	Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc. dated July 7, 2003. (3)

3.9	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of XRG, Inc. (3)

3.95	Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc. dated July 29, 2004 (5)

10.1	Lease Agreement between Pittsburgh Properties, Ltd. and XRG, Inc. dated August 28, 2001. (2)

10.2	Administrative Services Agreement between XRG G&A, Inc. and KDR Transport, Inc. dated February 1, 2002. (1)

10.3	Lease Agreement between Highwoods/Florida Holdings, L.P. and XRG, Inc. dated September 5, 2002. (3)

10.4	Asset Purchase Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5	Fleet Owner Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5.5	Asset Acquisition Agreement Addendum between J. Bently Companies, Inc. and XRG, Inc. (4)

10.6	Employment Agreement between Neil Treitman and XRG, Inc. (3)

10.7	Stock Option Agreement between Michael T. Cronin and XRG, Inc. (3)

10.8	Stock Option Agreement between Neil Treitman and XRG, Inc. (3)

10.9	Employment Agreement between Kevin Brennan and XRG, Inc. (4)

10.10	Employment Agreement between Stephen Couture and XRG, Inc. (4)

10.11	Consultant Agreement between Donald G. Huggins, Jr. and XRG, Inc. (4)

10.12	Stock Purchase Agreement between XRG, Inc. and R&R Intermodal dated August 20, 2003. (7)

Exhibit No.	Description of Exhibit
10.13	Stock Purchase Agreement Addendum between XRG, Inc. and R&R Intermodal dated January 1, 2004. (8)

10.12	XRG, Inc. 2004 Non-Qualified Stock Option Plan. (6)

10.13	Independent Contractor Agreement between XRG Logistics, Inc. and J. Bently Companies, Inc. dated August 30, 2003. (9)

10.14	XRG, Inc. Amended & Restated 2004 Non-Qualified Stock Option Plan. (10)

10.15	Stock Purchase Agreement Addendum No. 2 between XRG, Inc. and R&R Intermodal dated July 8, 2004. (11)

10.16	Form of Stock Purchase Agreement between XRG, Inc. and Barron Partners, LP, dated March 31, 2004.(12)

10.17	Form of Series A Common Stock Purchase Warrant, issued to Barron Partners, LP.(12)

10.18	Form of Series B Common Stock Purchase Warrant, issued to Barron Partners, LP.(12)

10.19	Registration Rights Agreement by and between XRG, Inc. and Barron Partners, LP.(12)

10.20	Agreement and Plan of Merger by and among XRG, Inc., XRG Acquisition Sub I, Inc., Express Freight Systems, Inc. and the Shareholders of Express Freight Systems, Inc., originally dated January 31, 2004.(12)

10.21	Addendums to Agreement and Plan of Merger, dated March 29, 2004 and April 21, 2004.(12)

10.22	Articles of Merger between XRG Acquisition Sub I, Inc. and Express Freight Systems, Inc., filed April 21, 2004 — including Plan of Merger.(12)

10.23	Master Equipment Lease Agreement by and between Express Leasing Systems, Inc. and Express Freight Systems, Inc., dated April 21, 2004.(12)

10.24	Employment Agreement between Express Freight Systems, Inc. and John Limerick, Sr.(12)

10.25	Employment Agreement between Express Freight Systems, Inc. and Matthew Limerick.(12)

10.26	Employment Agreement between Express Freight Systems, Inc. and Gregory L. Poe.(12)

10.27	Employment Agreement between Express Freight Systems, Inc. and John Limerick, III(12)

10.28	Employment Agreement between Express Freight Systems, Inc. and Douglas F. Varnell.(12)

10.29	Employee Agreement between Express Freight Systems, Inc. and Mark Limerick.(12)

10.30	Blanket Corporate Guaranty of XRG, Inc.(12)

10.31	Agreement and Plan of Merger by and between XRG, Inc. and its wholly owned subsidiary XRG Acquisition Sub II, Inc. and RSV, Inc., a Tennessee corporation and its Shareholders, dated February, 2004 with Addendum, dated March 29, 2004.(12)

10.32	Addendum to Agreement and Plan of Merger dated March 29, 2004.(12)

10.33	Articles and Plan of Merger by and between RSV, Inc. and XRG Acquisition Sub II, Inc., filed on April 29, 2004.(12)

Exhibit No.	Description of Exhibit
10.34	Stock Escrow Agreement by and between XRG, Inc. and Richard Venable.(12)

10.35	Noncompetition Agreement with Richard Venable.(12)

10.36	Asset Acquisition Agreement by and between XRG, Inc., Highway Transport, Inc. and the Shareholders of Highway Transport, Inc., dated March 31, 2004.(12)

10.37	Bill of Sale, Assignment of Contract, and Assumption Agreement by and between Highway Transport, Inc. and XRG, Inc., effective April 2, 2004 (without exhibits).(12)

10.38	Commercial Sublease Agreement, executed by XRG, Inc. in connection with Highway Transport, Inc. facilities.(12)

10.39	Employment Agreement by and between XRG Logistics, Inc. and Eddie R. Brown.(12)

10.40	Employment Agreement by and between XRG Logistics, Inc. and Milton Adams.(12)

10.41	Asset Purchase Agreement dated February 28, 2004, by and between Highbourne Corporation, XRG, Inc. and the Shareholders of Highbourne Corporation.(12)

10.42	Bill of Sale, Assignment of Contract and Assumption Agreement by and between Highbourne Corporation and XRG, Inc., effective April 2, 2004 (without exhibits).(12)

10.43	Commercial Sublease Agreement, executed by XRG, Inc. in connection with the Sublease of the Highbourne Corporation facilities.(12)

10.44	Employment Agreement by and between XRG Logistics, Inc. and Sherrie J. Kenner.(12)

10.45	Employment Agreement by and between XRG Logistics, Inc. and Steven M. Orenic.(12)

10.46	Asset Purchase Agreement, dated February, 2004 by and among XRG, Inc., Carolina truck Connection, Inc. and the Shareholders of Carolina Truck Connection, Inc.(12)

10.47	Bill of Sale, Assignment of Contract and Assumption Agreement by and between Carolina Truck Connection, Inc. and XRG, Inc., effective April 28, 2004 (without exhibits).(12)

10.48	Commercial Sublease Agreement, executed by XRG, Inc. in connection with the Carolina Truck Connection, Inc. facilities.(12)

10.49	Security Agreement by and between XRG, Inc. and Larry Puckridge.(12)

10.50	Noncompetition and Consulting Agreement of Mr. Larry Puckridge.(12)

10.51	Stock Purchase Agreement Addendum between XRG, Inc. and J. Bently Companies, Inc. dated April 12, 2004. (4)

10.52	Form of XRG, Inc. Subscription Agreement dated June 14, 2004.(13)

10.53	Placement Agent agreement between XRG, Inc. and Vertical Capital Partners, Inc. dated June 17, 2004.(13)

10.54	Form of XRG, Inc. Registration Rights Agreement dated June 14, 2004.(13)

10.55	Amendment No.1 to Common Stock Purchase A and B Warrants between XRG, Inc. and Barron Partners, LP dated June 15, 2004.(13)

Exhibit No.	Description of Exhibit
10.56	Form of XRG, Inc. Subscription Agreement dated July 30, 2004.(13)

10.57	Funds Escrow Agreement between XRG, Inc. and Various Subscribers dated July 30, 2004.(13)

10.58	Form of Warrant Agreement between XRG, Inc. and Various Subscribers dated July 30, 2004.(13)

10.59	Form of Warrant Agreement between certain finders and the Company dated March 31, 2004 and June 15, 2004.(13)

10.60	Lease Agreement by and between Wilder Corporation of Delaware and XRG, Inc. dated July 29, 2004 (14)

10.61	Terminal Agreement between Express Freight Systems, Inc. and Express Freight, Inc. dated August 16, 2004 (14)

10.62	Merger Agreement Addendum between the former shareholders of Express Freight Systems, Inc. and XRG, Inc. (14)

10.63	Promissory Note between Barron Partners, LP and XRG, Inc. dated September 10, 2004 (14)

10.64	Administrative Services Agreement between XRG, Inc., XRG G&A, Inc. and R&R Express, Inc. and Richard Francis (15)

10.65	Employment Agreement by and between XRG G&A, Inc. and Larry M. Berry (15)

10.66	Second Amendment to Asset Acquisition Agreement by and among XRG, Inc. and Carolina Truck Connection, Inc., Larry Puckridge, Robert Luther (15)

10.67	Letter of Resignation from Kevin B. Brennan, as Chief Executive Officer and Member of Board of Directors (15)

10.68	Amendment to Employment Agreement — Kevin Brennan (16)

10.69	Amendment to Consulting Agreement — Don Huggins (16)

10.70	Letter of Agreement with Walker Street Associates (16)

10.71	$1,180,000 Promissory Note payable to Barron Partners, LP dated February 23, 2005 (16)

10.72	Security Agreement with Barron Partners, LP dated February 23 2005 (16)

10.73	$500,000 Promissory Note payable to Ken Steel dated January 5, 2005 (16)

10.74	Promissory Note Modification Agreement for Extension until March 31, 2005 with Ken Steel, dated February 6, 2005 (16)

10.75	Promissory Note Modification Agreement for Extension until March 31, 3005 with Barron Fund, LP, dated February 16, 2005 (16)

10.76	Contract of Sale and Security Agreement by and between XRG, Inc. and Capco Financial Company, a division of Greater Bay Bank, N.A. (16)

10.77	Deposit Account Control Agreement between Wachovia Bank, Capco Financial, and XRG, Inc., dated February 15, 2006 (16)

10.78	Promissory Notes Modification Agreement with Barron Partners, LP (17)

Exhibit No.	Description of Exhibit
10.79	Copy of $1,250,000 Promissory Note, payable to Barron Partners, LP (17)

10.80	Copy of $350,000 Subscription Agreement with Barron Partners, LP (17)

10.81	Copy of Common Stock to Purchase Warrant for 5,500,000 shares with Barron Partners, LP (17)

10.82	Escrow Agreement regarding Conditions to Funding (17)

10.83	Amendment No. 1 to Administrative Services Agreement between XRG, Inc., XRG G&A, Inc., R&R Express, Inc. and Richard Francis (17)

10.84	Agreement with Ken Steel (17)

10.85	Restated $500,000 Promissory Note, payable to Ken Steel (17)

10.86	Form of Warrant issued to Ken Steel (17)

10.87	Conditional Waiver and Extension of Liquidated Damages Rights (17)

10.88	Agreement by and among XRG, Inc., XRG Logistics, Inc., J. Bently Companies, its successors, Joseph Stapleton and Stanley Shadden (17)

10.89	Fleet Owner Agreement by and between Joseph Stapleton and XRG Logistics, Inc. (17)

10.90	Trailer Lease by and between XRG Logistics, Inc. and Joseph Stapleton (17)

10.91	Terminal Agreement by and between XRG Logistics, Inc. and Stanley Shadden (17)

10.92	Settlement Agreement by and between XRG, Inc., Express Leasing Systems, Inc., Express Freight, Inc. and Holders (17)

10.93	Mutual Release by and between Donald Huggins, XRG, Inc. and Barron Partners, LP (17)

10.94	Mutual Release by and between Kevin Brennan, XRG, Inc. and Barron Partners, LP (17)

10.95	Termination Agreement between Highway Transport, Inc., its shareholder and XRG, Inc. (18)

10.96	Termination Agreement between Highway Transport, Inc. and XRG Logistics, Inc. (18)

10.97	Employment Agreement between Stanley Shadden and XRG Logistics, Inc. dated September 1, 2003.*

10.98	Employment Agreement between Larry M. Berry and XRG Logistics, Inc. dated November 1, 2003.*

10.99	Employment Agreement between Gary Walborn and XRG G&A, Inc. dated January 1, 2004.*

10.100	Employment Agreement between Herman Rios and XRG G&A, Inc. dated May 1, 2004.*

10.101	Employment Agreement between Richard S. Francis and XRG G&A, Inc. dated July 1, 2004.*

10.102	Employment Agreement between Richard S. Francis and R&R Express Intermodal, Inc. dated July 1, 2004.*

10.103	Consulting Agreement by and between KDR Transport, Inc. and XRG, Inc. dated July 7, 2004.*

10.104	Common Stock Purchase Warrant issued to Greater Bay Bank, N.A. (Capco affiliate) for 63,820 shares.*

10.105	Letter Agreement with Oberon Securities.*

Exhibit No.	Description of Exhibit
10.106	Consulting Agreement with Mildred Conroy.*

31	Section 302 Certification of the Sarbanes-Oxley Act of 2002*

32	Section 906 Certification of the Sarbanes-Oxley Act of 2002*

99.1	Code of Ethics*

(1)	Incorporated by reference to the Registrant’s Form 10-KSB filed on July 10, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, File No. 0-49659, filed March 4, 2002.

(3)	Incorporated by reference to the Registrant’s Form 10-KSB filed on July 14, 2003.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB filed on July 14, 2004.

(5)	Incorporated by reference to the Registrant’s Definitive Schedule 14(C) filed on September 29, 2004.

(6)	Incorporated by reference to the Registrant’s Form S-8 filed on January 9, 2004

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2003.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2004.

(9)	Incorporated by reference to the Registrant’s Form 10-QSB filed on November 24, 2003.

(10)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-8 filed on February 27, 2004.

(11)	Incorporated by reference to the Registrant’s Form 8-K/A Amendment No.1 filed on July 8, 2004.

(12)	Incorporated by reference to the Registrant’s Form 8-K/A Amendment No.3 filed on July 13, 2004.

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed on August 25, 2004.

(14)	Incorporated by reference to the Registration Form 10K-SB for March 31, 2005.

(15)	Incorporated by reference to the Registration Form 8-K filed on April 26, 2005.

(16)	Incorporated by reference to the Registration Form 8-K filed on March 3, 2005.

(17)	Incorporated by reference to the Registration Form 8-K filed on June 3, 2005.

(18)	Incorporated by reference to the Registration Form 8-K filed on June 9, 2005.

*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” includes fees related to (or paid for) in the fiscal year ended March 31, 2005.

March 31, 2005
(i)	Audit Fees	$74,856
(ii)	Audit Related Fees	-0-
(iii)	Tax Fees	-0-
(iv)	All Other Fees	-0-

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Mahoney Cohen & Company, CPA, P.C. was approved by our Board of Directors. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors, or one or more members of our Board of Directors to whom authority to grant such approval had been delegated prior to commencing such services. Such services primarily consisted of tax related services and discussions of Sarbanes-Oxley 404.

SIGNATURES

     In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 13 day of July, 2005.

XRG, INC.
By:	/s/ Richard Francis
Richard Francis
President, Chief Executive Officer, Chief Financial Officer and Director

By:	/s/ Jay Ostrow
Jay Ostrow
Principal Accounting Officer, Controller

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Richard Francis, his attorney-in-fact, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, hereby ratifying and confirming all the said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Francis Richard Francis	Chief Executive Officer, Chief Financial Officer And Director	July 13, 2005

/s/ Michael T. Cronin Michael T. Cronin	Director	July 13, 2005

/s/ Terence Leong Terence Leong	Director	July 13, 2005

/s/ Stephen Couture	Director	July ___, 2005