Form 10QSB
period 2005-06-30
XRG INC
filed 2005-09-01
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___to ___
Commission File Number 0-49659
XRG, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	58-2583457

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
601 Cleveland Street, Suite 820 Clearwater, Florida 33755

(Address of Principal Executive Offices)
(727) 475-3060

(Issuer’s Telephone Number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐           No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of August 30, 2005 was 14,901,127.
Transitional Small Business Disclosure Format:
Yes ☐           No ☑

XRG, Inc. and Subsidiaries

XRG, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets

Current assets:
Accounts receivable, net of allowance of $300,000	$4,261,589
Other current assets	568,143

Total current assets	4,829,732

Fixed assets, net of accumulated depreciation	807,171

Other assets:
Goodwill	675,358
Other assets	2,946

Total other assets	678,304

$6,315,207

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$3,598,911
Current portion of capital lease obligations	5,171
Bank overdraft	582,194
Accounts payable	291,815
Accrued expenses	744,885
Accrued purchased transportation	689,858
Line of credit	3,049,257

Total current liabilities	8,962,091

Long-term liabilities:
Long-term debt	743,405

Total long-term liabilities	743,405

Total liabilities	9,705,496

Stockholders’ equity:
Common stock; $.001 par value; 25,000,000 shares authorized; 14,901,127 shares issued and outstanding	14,902
Common stock payable	525
Additional paid-in capital	36,251,464
Subscription receivable	(378,333)
Accumulated deficit	(38,126,993)
Prepaid interest	(176,854)
Treasury stock, at cost, 187,500 shares	(975,000)

Total stockholders’ equity	(3,390,289)

$6,315,207

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues	$8,791,401	$10,366,112

Cost of revenues	7,150,990	9,207,265

Gross profit	1,640,411	1,158,847

Selling, general and administrative expenses	3,065,471	3,739,470
Bad debt expense	38,192	—
Restructuring costs	598,146	—

	3,701,809	3,739,470

Loss from operations	(2,061,398)	(2,580,623)

Interest expense	(409,501)	(392,562)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	(271,356)	(73,725)

	(680,857)	(466,287)

Net loss	$(2,742,255)	$(3,046,910)

Basic and diluted loss per share	$(0.18)	$(0.68)

Basic and diluted weighted average number of common shares outstanding	14,935,568	4,463,761

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(2,742,255)	$(3,046,910)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	111,731	244,005
Bad debt expense	38,192	8,000
Common stock, options and warrants issued for services and compensation	381,340	876,000
Stock issued in lieu of interest	23,700	66,000
Amortization of discount and intrinsic value of convertible notes	271,356	73,725
Amortization of deferred financing fees	64,720	20,442
Amortization of deferred stock compensation and consulting	—	163,689
Non-cash restructuring costs	289,187	—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	747,501	(1,094,095)
Other assets	(41,924)	(237,714)
Increase (decrease), net of effect of acquisitions:
Accounts payable	(55,889)	409,327
Accrued expenses and other liabilities	300,461	965,567

Total adjustments	2,130,355	1,494,946

Net cash used by operating activities	(611,900)	(1,551,964)

Investing activities
Purchase of equipment	—	(3,144)
Acquisition for business, net of cash acquired in acquisition	—	(1,960,213)

Net cash used by investing activities	—	(1,963,357)

Financing activities
Bank overdraft	121,789	(561,842)
Factoring line of credit, net	(1,005,282)	581,782
Net borrowings (payments) on related party advances	—	(15,000)
Proceeds from common stock issued and to be issued and options exercised	351,667	4,087,476
Proceeds from issuance of notes payable	1,250,000	29,526
Principal payments on notes payable	(106,039)	(351,725)
Payments for treasury stock	—	(45,000)
Payments on capital lease	(235)	(64,457)

Net cash provided by financing activities	611,900	3,660,760

Net increase in cash	0	145,439

Cash at beginning of period	—	—

Cash at end of period	$0	$145,439

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Supplemental disclosures of cash flow information and noncash investing and financing activities:

Cash paid during the period for interest	$385,801	$244,467

During the quarter ended June 30, 2005, the Company granted warrants to acquire 5,500,000 shares of its common stock at an exercise price of $2.00 per share to its largest shareholder in conjunction with the Company’s June 2005 funding. The June 2005 funding is comprised of units totaling $1,600,000 of which $1,250,000 of debt proceeds were received, $350,000 of stock proceeds were received and the Company granted warrants to purchase 5.5 million shares of its common stock. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion allocated to the debt proceeds was valued at $889,996 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
During the quarter ended June 30, 2005, the Company issued 372,500 shares of common stock valued at $430,750 which was recorded as a settlement payable at March 31, 2005.
During the quarter ended June 30, 2005, the Company granted a warrant to purchase 1,000,000 shares of its common stock to a note holder who extended the term of the debt. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account as prepaid interest. These amounts will be amortized to interest expense over the life of the note.
During the quarter ended June 30, 2005, the Company cancelled 18,000 shares of its treasury stock. This stock was valued at $110,000.
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
During the period ended June 30, 2004, the Company granted warrants to purchase approximately 881,667 shares of its common stock for offering costs fees. These warrants were valued at $4,350,929. In addition, the Company paid offering costs of $386,890 during the three month period ended June 30, 2004.
During the period ended June 30, 2004, the Company issued 20,000 shares of common stock in exchange for consulting services valued at $135,000 which was recorded as deferred consulting and will be amortized to consulting expense over the term of the consulting agreement.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
During the quarter ended June 30, 2004, the Company issued 5,557,717 shares of its common stock that was recorded as common stock payable at March 31, 2004.
Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the quarter ended June 30, 2004, per the investor’s request, $100,000 of the $200,000 investment was reclassified to an advance to the Company.
The accompanying notes are an integral part of the condensed consolidated financial statements.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
1. Consolidated Financial Statements
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005, and (c) cash flows for the three month periods ended June 30, 2005 and 2004, have been made.
The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2005. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $2,742,000 for the three months ended June 30, 2005, has an accumulated deficit at June 30, 2005 of approximately $38,127,000, which consists of approximately $15,405,000 from unrelated dormant operations and $22,722,000 from current operations; and a tangible negative net worth of approximately $4,066,,000 as of June 30, 2005. In addition, the Company has negative working capital of approximately $4,132,000 at June 30, 2005 and has used approximately $612,000 of cash from operations for the three months ended June 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
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
The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation – transition and disclosure”, an amendment of SFAS No. 123 for the three and nine months ended December 31, 2004 and 2003:

	(Unaudited)
	Three months ended
	June 30,
	2005	2005
Net loss, as reported	$(2,742,255)	$(3,046,910)
Deduct: Fair value of stock-based employee compensation costs	110,000	—
Plus: Intrinsic value of compensation costs included in net loss	110,000	—

Pro forma net loss	$(2,742,255)	$(3,046,910)

Loss per share:
Basic and Diluted – as reported	$0.18	$(0.68)

Basic and Diluted – pro forma	$0.18	(0.68)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R, “Share Based Payment.” SFAS 123R is a revision to SFAS 123 and supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R was the first interim reporting period set to begin after June 15, 2005. On April 14, 2005 the SEC deferred the effective date six months therefore XRG, Inc. must comply with the provision of SFAS 123R in the third quarter of fiscal year ending 3/31/06. SFAS 123R permits public companies to choose between the following two adoption methods:
     1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
     2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. XRG currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on XRG cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
The adoption of SFAS 123R’s fair value method may have an impact, possibly material, on XRG’s future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as financing cash flow, rather than as operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. XRG intends to follow the interpretive guidance on accounting for exchanges for nonmonetary assets as set forth in SFAS No. 153.
On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. XRG intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS 123R.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. XRG intends to follow the interpretive guidance on accounting for changes and error corrections as set forth in FASB No. 154, if applicable.
2. Per Share Calculations
Per share data was computed by dividing net income (loss) by the basic and diluted weighted average number of shares outstanding during the three months ended June 30, 2005 and 2004. At June 30, 2005 and 2004, 8,798,184 and 983,333 potential common shares, respectively, issuable upon the exercise of warrants are excluded from diluted net loss per share as the effect of such shares would be antidilutive.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
3. Fixed assets
As of June 30, 2005, the Company had the following fixed assets, all of which are pledged:

Trailers	$309,000
Tractors	664,750
Office equipment and software	155,729

1,129,479
Accumulated depreciation	322,308

Total Fixed assets, net	$807,171

Depreciation totaled approximately $111,731 and $244,005 for the three months ended June 30, 2005 and 2004, respectively.
Excluded from net fixed assets are $702,595 of fixed assets that reverted back to prior owners of such assets based on the restructuring of certain acquisitions during the three months ended June 30, 2005. The fair value of such assets approximates the net book value at June 30, 2005.
4. Notes Payable
The following table outlines the notes payable balance for each entity at June 30, 2005:

XRG, Inc. — Notes payable secured by the assets of the Company: interest ranging from 6.00% to 17.00%; Monthly payments of approximately $13,500 on one note maturing during October 2007; five notes have no principal or interest payments and require a total balloon principal payment of $3,523,775 which is due by December 31, 2005 additionally all accrued interest is due by December 31, 2005; Secured by all assets of the companies.	$3,049,852

XRG, Inc. — Convertible note payable; interest 10%, interest only payments payable annually; principal due on November 11, 2005, collateral is senior position in the assets of XRG, Inc. This note is convertible into the Company’s common stock at a conversion price of $0.42 per share.	100,000

XRG, Inc. — Convertible notes payable; interest 12.0%; interest only payments payable quarterly; principal due between April 2005 and June 2005; at maturity, the note holder will be paid the remaining unpaid principal at an 150% redemption premium plus accrued interest; one year from the closing of the Company’s first trucking acquisition, the note holder can convert the unpaid principal and accrued interest at a conversion price equal to 50% of the average closing bid price of the Company’s Common Stock. These notes are currently overdue.	20,000

XRG, Inc. — Convertible unsecured notes payable; interest 15%; the first 6 months of interest was put into escrow; principal and remaining interest was due December 31, 2004; these notes may be converted into the Company’s common stock based upon a $0.15 price per share; Company is obligated to utilize 80% of the cash proceeds from future issuances of certain equity or debt securities, exercise of warrants or options to repay the principal and accrued interest on these notes prior to their maturity. These notes are currently overdue.	155,000

XRG, Inc. — Notes payable; interest ranging from 12.0% to 2,500 shares of common stock per month; these notes are overdue.	60,000

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.00% to 8.53%; Monthly payments of approximately $5,100; due at various dates between September 2005 to October 2006; one note required a balloon payment of $180,810 due by November 10, 2004, the lender has extended the due date to December 31, 2005; Secured by equipment.	234,275

Highway Transport, Inc. — Notes payable; interest at 8.25%; Monthly payments of approximately $15,800; due September 2009; Secured by equipment.	723,189

Total notes payable	$4,342,316
Less current portion	(3,598,911)

Long-term portion of notes payable	$743,405

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
The June 2005 funding we received from Barron consisted of $1,600,000 of Units. A $100,000 Unit consisted of (i) a $78,125 Promissory Note, and (ii) $21,875 allocated to acquire 10,937.5 shares of our common stock at $2.00 per share and the right to acquire 343,750 Common Stock Purchase Warrants with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 Promissory Note. The $1,250,000 promissory note has an annual interest rate of 10% and matures on December 31, 2005. In addition, Barron has the right to acquire 5,500,000 shares of our Common Stock pursuant to the Common Stock Purchase Warrant with an issue date of June 2, 2005, at an exercise price of $2.00. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $889,996 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. We did not pay this note as due and obtained an original extension through March 31, 2005. As part of our recent restructuring we have entered into a new restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005 XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. During June 2005, the Company granted a warrant to this note holder to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account. These amounts will be amortized to interest expense over the life of the note.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
5. Other Equity Transactions
During the quarter ended June 30, 2005, the Company received $1,250,000 proceeds from entering into a new promissory note agreement with its largest shareholder and modified existing debt agreements with that shareholder. In consideration of the aforementioned, the Company has agreed to issue warrants to acquire 5,500,000 shares of its common stock at an exercise price of $2.00 per share. Additionally, the largest shareholder invested $350,000 to acquire 175,000 shares of the Company’s common stock. (see note 4)
During the quarter ended June 30, 2005, the Company has issued or agreed to issue 219,656 shares of common stock in exchange for consulting services valued at $235,340 which were recorded as consulting fees.
During the quarter ended June 30, 2005, the Company granted warrants to purchase 100,000 shares of common stock in exchange for accepting a new employment agreement. The warrants were valued at $110,000.
During the quarter ended June 30, 2005, the Company has agreed to issue 125,000 shares of common stock in exchange for management services valued at $90,000 in exchange for accepting a new terminal agreements.
During the quarter ended June 30, 2005, the Company entered into a new promissory note agreement that was originally due in February 2005. In consideration of the note restructuring, the Company has agreed to issue warrants to acquire up to 1,000,000 shares of its common stock at an exercise price of $2.00 per share. (see note 4)
During the quarter ended June 30,2005,. the Company issued 30,000 shares of common stock as interest expense relating to a note payable.
During the quarter ended June 30, 2005, the Company received $1,667 as payment for a stock subscription receivable from a former officer and director of the Company.
6. Restructuring Agreements
Our original business model was to operate primarily as an asset based carrier. During the last several months we have effectuated a restructuring of our business and operations and migrated to operating primarily as a non-asset based provider of transportation services. We effectuated this change in our business model through the restructuring of our previous acquisitions into an agency based business. Our restructured operations are described below:
•	J. Bently Companies
XRG agreed to restructure the May 2003 acquisition of certain transportation equipment and other assets used by J. Bently Companies, Inc. In connection with the May 2003 agreement, XRG’s wholly owned subsidiary, XRG Logistics, Inc. (“Logistics”), entered into a fleet owner agreement with Joseph Stapleton, which requires XRG to pay Mr. Stapleton 67% of gross freight revenues as compensation for the movement of freight (“Original Fleet Owner Agreement”). In August 2003, Logistics entered into an independent contractor agreement, which required Logistics to pay a commission of two percent (2%) of gross revenue as additional compensation for assistance and services in connection with the Fleet Owner Agreement (“Original Override Agreement”).
In order to resolve dispute between the parties, XRG, Mr. Stapleton and Mr. Shadden, as the successors in interest to J. Bently Companies, Inc. agreed to terminate the original purchase agreement, amendments thereto, employment agreements with Mr. Shadden and Mr. Stapleton, the Original Override Agreement and the Original Fleet Owner Agreement. In lieu thereof, XRG and Mr. Shadden have entered into a new Terminal Agreement on an 85/15 basis. This Terminal Agreement has a term of five (5) years. In addition, XRG has entered into a new trailer lease and fleet owner agreement with Mr. Stapleton, which requires the payment of seventy-six percent (76%) of line haul revenue to Mr. Stapleton for utilization of his equipment, which is a credit against the 85% agent fee due Mr. Shadden pursuant to the Terminal Agreement.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
XRG agreed to bring all trailer/equipment, capital leases and other financing arrangements with third party creditors current as of May 30, 2005. XRG agreed to return all equipment previously transferred by Mr. Stapleton to XRG back to Mr. Stapleton. XRG agreed to issue a total of 150,000 shares of its restricted common stock at the rate of 50,000 shares per annum to Mr. Stapleton and Mr. Shadden, subject to certain vesting provisions provided the Terminal Agreement remains in effect through April 30, 2007. In addition, XRG reimbursed Mr. Stapleton and Mr. Shadden $45,000 each for previous deposits for insurance and to pay back Mr. Stapleton $35,000 for workers compensation insurance overcharges.
•	Formal Settlement Agreement re: EFS
Effective as of April 26, 2005, XRG finalized a Settlement Agreement with Express Leasing Systems, Inc. (“ELS”), Express Freight, Inc. (“EF”) and the former shareholders and employees (“Holders”) of Express Freight Systems, Inc. (“EFS”). This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with EFS in Aptil 2004, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a Terminal Agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The Settlement Agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum.
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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
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
In April 2004, XRG entered into an Asset Purchase Agreement for Highway Transport, Inc., an Alabama corporation (“HTI”), and its shareholders, Mr. Ed Brown and Mr. Milton Adams. Pursuant to this Agreement, XRG agreed to acquire certain transportation equipment and other assets use by HTI and to assume the debt and liabilities of HTI. In order to resolve disputes among the parties in connection with the prior Asset Purchase Agreement, XRG, HTI and its principals entered into a Termination Agreement and Terminal Agreement, effective as of May 30, 2005. Pursuant to the Termination Agreement XRG was released from certain obligations pursuant to the Asset Purchase Agreement including the Employment Agreements with Mr. Brown and Mr. Adams, the BELCO leases and other debts other than as set forth in the Termination Agreement and as described below.
Pursuant to the Termination Agreement, XRG repaid HTI $170,000, the proceeds of which was used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its Common Stock. Additionally, XRG returned net fixed assets and liabilities in the amount of $235,166 to Highway Transport, Inc.
The Termination Agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the Termination Agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank (“Settlement Payments”). It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank. XRG is currently the primary obligor on these obligations to United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank.
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
If XRG does not fund fuel accounts immediately when due or make settlement of commissions on HTI invoices in presently available fund and fails to cure such default within a 24-hour period after receiving written notice, such shall constitute a major funding default (“Major Funding Default”). During any rolling 30-day period, XRG shall be permitted two Major Funding Defaults, then HTI shall have the right to terminate the Terminal Agreement and be released of any further obligations to XRG.
•	Carolina Truck Connection, Inc. — Amendment
Effective April 1, 2005, XRG entered into the Second Amendment to Asset Acquisition Agreement with Carolina Truck Connection, Inc., Larry Puckridge and Robert Luther. XRG has issued Mr. Puckridge and Mr. Luther an additional 315,000 shares as additional consideration in connection with the original Asset Acquisition Agreement. In addition, XRG has issued Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr., Puckridge’s guaranties are released and provided that after the annual anniversary date of this Agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original Asset Acquisition Agreement into an Agency Agreement with the revenue split being 85% to CTC and 15% to XRG.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
8. Related Party Transactions
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
9. Legal Proceedings
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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
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
Mr. Couture has refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common consented to the removal of Stephen Couture as a director of XRG. In addition, XRG has been advised that certain of its shareholders intend to file suit against Mr. Couture.
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
Andrew Davis, a former employee has filed a charge of discrimination with the EEOC as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. The Department of Labor found that Mr. Davis’ allegations were without merit and has withdrawn the complaint. We are confident that the EEOC will reach the same conclusion. We believe the claims by Mr. Davis are retaliatory in nature in connection with his termination as part of our cost cutting. The day after Mr. Davis was terminated our data processing systems were substantially damaged and Mr. Davis received a trespass warning from the Clearwater Police Department. We intend to vigorously defend this matter and to institute counterclaims against Mr. Davis for damages we have incurred.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
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
     Based upon the above factors, we have treated the RSV merger as void ab initio (as if it never happened). All financial transactions booked for RSV, except for certain note payments made by XRG on RSV’s behalf, have been reversed. We have booked an accrual for the damages claimed by RSV as of June 30, 2005.
10. Subsequent Events
On August 2, 2005, XRG, Inc. (“XRG”) received $600,000 from Barron Partners, LP (“Barron”) as an additional working capital infusion. The Agreements were executed on July 29, 2005. This funding is the form of units (“Units”), consisting of promissory notes, common stock and common stock purchase warrants. Each $60,000 Unit consist of a $45,000 note, 7,500 shares of common stock with a purchase price of $2.00 per share and warrants to acquire 375,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. Accordingly, in the aggregate, XRG has issued $450,000 of promissory notes bearing interest at 18% per annum with a maturity date of December 31, 2005. In addition, XRG is obligated to issue Barron 75,000 shares of its common stock at a purchase price of $2.00 per share, for a total purchase price of $150,000. XRG is also obligated to issue Barron common stock purchase warrants to acquire up to 3,750,000 of its common stock exercisable at $2.00 per share, subject to adjustment, as more fully provided in the form of the documents attached hereto. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection.
On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common stock appointing Richard Francis, Terence Leong and Michael Cronin as directors to service until the next annual meeting of shareholders or until such individual successors have been duly elected and qualified. In addition, these shareholders also consented to the removal of Stephen Couture as a director of XRG. These shareholders also ratified and approved the appointment of Mahoney Cohen & Co., CPA, as XRG’s independent outside auditors for fiscal year ending March 31, 2006. Reference is hereby made to the Definitive Information Statement on Schedule 14C, which was filed on August 5, 2005 for additional information regarding these actions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company’s expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company’s ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.
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
     We primarily operate through independent agents, who then arrange with independent truckers to haul the freight to the desired destination. XRG’s contractor network consists of four agents. Carolina Truck Connection (“CTC”) located in Fletcher, North Carolina is our only remaining asset based carrier. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to owner-operators. Independent agents, fleet owners, and owner-operators are compensated based upon a percentage of revenue they generate for XRG. We also subcontract (“broker”) freight loads to other unaffiliated transportation companies when needed to provide additional capacity to our customers.
     While we believe that the restructuring from an asset based carrier to an agency based business will substantially reduce our negative working capital and losses generated from operations we will need additional capital to effectuate our long-term business strategy and achieve profitability. There is no assurance any funding source will provide such additional capital. In addition, even if XRG were to obtain additional capital the terms and conditions relating to such financing could be very dilutive to existing shareholders.
     In April 2005, we entered into an Administrative Services Agreement with R&R Express, Inc. (“R&R”) and Richard Francis, our new Chief Executive Officer. Pursuant to this Agreement, R&R is responsible for certain of the daily administrative, procedural and regulatory issues related to our operations.
     Our principal executive offices are located at 601 Cleveland Street, Suite 820, Clearwater, Florida 33607 and our telephone number is (727) 475-3060. Our operations and administrative is located at 3 Crafton Square, Pittsburgh, Pennsylvania 15205 and the telephone number is (412) 920-1336.

Summary of Restructured Operations
     The following table summarizes our restructured operations:

	Headquarters	Carrier	Owner/Operators or Owned
Company	Location	Type	Tractors	Trailers
J. Bently Companies, Inc.	Sweetwater, TN	Van	8 Owner Operators, 41 Fleet Contracted Tractors	170

R&R Express Intermodal, Inc.	Pittsburgh, PA	Intermodal	34 Owner Operators	—

Highway Transport Services, Inc.	Evergreen, AL	Flatbed	40 Tractors, 18 Owner Operators	54

Express Freight Systems, Inc.	Chattanooga, TN	Van	130 Owner Operators	289

Carolina Truck Connection, Inc. (CTC)	Fletcher, NC	Van	24 Tractors, 6 Owner Operators	60
•	J. Bently Companies
     XRG agreed to restructure the May 2003 acquisition of certain transportation equipment and other assets used by J. Bently Companies, Inc. In connection with the May 2003 agreement, XRG’s wholly owned subsidiary, XRG Logistics, Inc. (“Logistics”), entered into a fleet owner agreement with Joseph Stapleton, which requires XRG to pay Mr. Stapleton 67% of gross freight revenues as compensation for the movement of freight (“Original Fleet Owner Agreement”). In August 2003, Logistics entered into an independent contractor agreement, which required Logistics to pay a commission of two percent (2%) of gross revenue as additional compensation for assistance and services in connection with the Fleet Owner Agreement (“Original Override Agreement”).
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
     XRG agreed to bring all trailer/equipment, capital leases and other financing arrangements with third party creditors current as of May 30, 2005. XRG agreed to return all equipment previously transferred by Mr. Stapleton to XRG back to Mr. Stapleton. XRG agreed to issue a total of 150,000 shares of its restricted common stock at the rate of 50,000 shares per annum to Mr. Stapleton and Mr. Shadden, subject to certain vesting provisions provided the Terminal Agreement remains in effect through April 30, 2007. In addition, XRG reimbursed Mr. Stapleton and Mr. Shadden $45,000 each for previous deposits for insurance and to pay back Mr. Stapleton $35,000 for workers compensation insurance overcharges.
•	Formal Settlement Agreement re: EFS
     Effective as of April 26, 2005, XRG finalized a Settlement Agreement with Express Leasing Systems, Inc. (“ELS”), Express Freight, Inc. (“EF”) and the former shareholders and employees (“Holders”) of Express Freight Systems, Inc. (“EFS”). This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with EFS in Aptil 2004, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a Terminal Agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The Settlement Agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum.

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
     In April 2004, XRG entered into an Asset Purchase Agreement for Highway Transport, Inc., an Alabama corporation (“HTI”), and its shareholders, Mr. Ed Brown and Mr. Milton Adams. Pursuant to this Agreement, XRG agreed to acquire certain transportation equipment and other assets use by HTI and to assume the debt and liabilities of HTI. In order to resolve disputes among the parties in connection with the prior Asset Purchase Agreement, XRG, HTI and its principals entered into a Termination Agreement and Terminal Agreement, effective as of May 30, 2005. Pursuant to the Termination Agreement XRG was released from certain obligations pursuant to the Asset Purchase Agreement including the Employment Agreements with Mr. Brown and Mr. Adams, the BELCO leases and other debts other than as set forth in the Terminaton Agreement and as described below.
     Pursuant to the Termination Agreement, XRG repaid HTI $170,000, the proceeds of which was used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its Common Stock. . Additionally, XRG returned net fixed assets and liabilities in the amount of $235,166 to Highway Transport, Inc.

     The Termination Agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the Termination Agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank (“Settlement Payments”). It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank. XRG is currently the primary obligor on these obligations to United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank.
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
     If XRG does not fund fuel accounts immediately when due or make settlement of commissions on HTI invoices in presently available fund and fails to cure such default within a 24-hour period after receiving written notice, such shall constitute a major funding default (“Major Funding Default”). During any rolling 30-day period, XRG shall be permitted two Major Funding Defaults, then HTI shall have the right to terminate the Terminal Agreement and be released of any further obligations to XRG.
•	Carolina Truck Connection, Inc. — Amendment
     Effective April 1, 2005, XRG entered into the Second Amendment to Asset Acquisition Agreement with Carolina Truck Connection, Inc., Larry Puckridge and Robert Luther. XRG has issued Mr. Puckridge and Mr. Luther an additional 315,000 shares as additional consideration in connection with the original Asset Acquisition Agreement. In addition, XRG has issued Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr., Puckridge’s guaranties are released and provided that after the annual anniversary date of this Agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original Asset Acquisition Agreement into an Agency Agreement with the revenue split being 85% to CTC and 15% to XRG.
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
     This case is in its early stages. However, the operations of Highbourne will no longer be included in the XRG financial statements.

•	Administrative Services Agreement with R&R Express, Inc. and Richard Francis
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
GENERAL
Management’s Interim Operating Plan
The major components of our turn around plan consist of the following:

•	Reduction of overhead by reducing personnel in our Clearwater, Florida office and eventually closing our Clearwater, Florida executive offices.

•	Restructuring of our business model from an asset based carrier to a non-asset based carrier.

•	We secured a new accounts receivable financing facility with Capco Financial Company. This financing has improved our cash flow position because of the lower costs of funds and the elimination of factoring reserves.

•	Changes in our executive management team. We have entered into settlement agreements with Kevin Brennan and Don Huggins. We have appointed Richard Francis as our new Chief Executive Officer. We are in litigation with our former Chief Financial Officer, Stephen Couture. We are actively searching for a new Chief Financial Officer..

•	We entered into an Administrative Services Agreement with R&R Express, Inc. and Richard Francis. Our strategy is to rely upon the infrastructure and expertise of R&R and Mr. Francis to more efficiently handle certain daily administrative, procedural and regulatory issues relating to our operations.

•	Recruiting additional agents and owner operators in new markets and expanding our network in existing markets. We have entered into a new employment agreement with Larry Berry who has substantial experience in the trucking and transportation industry to assist us in securing new business.

•	We have deferred principal payments on certain of our debt service obligations until December 31, 2005 with Barron and Mr. Steel. However, we have not been able to settle or defer payments relating to approximately $235,000 of promissory notes. The holders of $155,000 of outstanding notes instituted litigation in June, 2005 relating to the collection of such obligations.

•	We eliminated substantial liquidated damages in connection with the withdrawal of our previous registration statement. We are required to file a new registration statement by September 30, 2005 and have this registration statement declared effective by December 31, 2005 in order to avoid additional liquidated damages.
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
Revenue Equipment
     We operate approximately 301 tractors at June 30, 2005, which consists of company-owned equipment, equipment provided by independent contractors (owner operators) or by a fleet agreement.
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
     We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectible. At June 30, 2005, the allowance for doubtful accounts was $300,000 or approximately 6.6% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.
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

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, “Share Based Payment.” SFAS 123R is a revision to SFAS 123 and supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R was the first interim reporting period set to begin after June 15, 2005. On April 14, 2005 the SEC deferred the effective date six months therefore XRG, Inc. must comply with the provision of SFAS 123R in the third quarter of fiscal year ending 3/31/06. SFAS 123R permits public companies to choose between the following two adoption methods:
     1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
     2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. XRG currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on XRG cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
     The adoption of SFAS 123R’s fair value method may have an impact, possibly material, on XRG’s future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as financing cash flow, rather than as operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. XRG intends to follow the interpretive guidance on accounting for exchanges for nonmonetary assets as set forth in SFAS No. 153.
     On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. XRG intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS 123R.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. XRG intends to follow the interpretive guidance on accounting for changes and error corrections as set forth in FASB No. 154, if applicable.

RESULTS OF OPERATIONS
Three months ended June 30, 2005 compared to three months ended June 30, 2004
     XRG generated $8,791,401 in revenues during the three month period ended June 30, 2005 as compared to $10,366,112 during the three month period ended June 30, 2004. Our revenues decreased $1,574,711 or 15.20% for the three month period ended June 30, 2005 to the same period in 2004. This decrease is the result of the termination of our terminal agreement with Highbourne Corporation in April 2005. We expect our revenues to significantly increase during our 2006 fiscal year as part of our current business strategy.
     Cost of revenues were $7,150,990 and $9,207,265 resulting in a gross margin of $1,640,411 and $1,158,847 during the three month period ended June 30, 2005 and 2004, respectively. Gross margin increased from 11.2% during the three months ended June 30, 2004 to 18.7% during the three month period ended June 30, 2005 as a result of our restructuring agreements. The major components of cost of revenues are purchased transportation costs which included owner operator settlements of approximately $3,665,000, fuel of approximately $1,623,000, and company driver payroll costs of approximately $825,000. We expect our cost of revenues to significantly increase during our 2006 fiscal year as part of our business strategy.
     For the three month period ended June 30, 2005, total selling, general and administrative expenses were $3,065,471 as compared to $3,739,740 for the same period of the previous year, a decrease of $673,999 or 18.0%. This decrease is primarily the result of controlling costs and implementing our new Administrative Services Agreement with Richard Francis and R & R Express, Inc.
     We recorded restructuring costs in the amount of $598,146 for the three months ended June 30, 2005 as compared to $-0- for the three months ended June 30, 2004. The costs were incurred in restructuring acquisitions and terminal agreements as part of our new business strategy.
     Interest expense for the three month period ended June 30, 2005 and 2004 was $409,501 and $392,562, respectively. This increase of $16,939 is primarily the result of restructuring our debt.
     We had a net loss of $2,741,255 for the three month period ended June 30, 2005 as compared to a net loss of $3,046,910 for the three month period ended June 30, 2004. This decrease in our net loss of $304,655 or 10.0% over that of the three month period ended June 30, 2004 is the result of management implementing their interim operating plan and new business strategy.
     The basic and diluted loss per share was $0.18 for the three month period ended June 30, 2005 compared to a basic loss per share of $0.68 for the three month period ended June 30, 2004. The basic weighted average shares outstanding for the three month period ended June 30, 2005 was 14,935,568 as compared to 4,463,761 for the three month period ended June 30, 2004.
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
     In order to satisfy our interim working capital requirements, we have borrowed funds from Barron, our largest shareholder. The following table sets forth a summary of the date, amount, interest rate, collateral and extended maturity date relating to such borrowings:

		Interest		Current	Extended
Date	Amount	Rate	Collateral	Maturity Date	Maturity Date
9/10/04	$225,809.86	6%	20 Trailers	3/31/05	12/31/05
10/1/04	166,275.00	6%	15 Tractors	3/31/05	12/31/05
2/23/05	1,180,000.00	10%	All Assets	4/23/05	12/31/05
3/3/05	800,000.00	10%	All Assets	5/1/05	12/31/05
6/2/05	1,250,000.00	10%	All Assets	12/31/05	N/A
7/29/05	600,000.00	18%	All Assets	12/31/05	N/A
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
     The June 2005 funding we received from Barron consisted of $1,600,000 of Units. A $100,000 Unit consisted of (i) a $78,125 Promissory Note, and (ii) $21,875 allocated to acquire 10,937.5 shares of our common stock at $2.00 per share and the right to acquire 343,750 Common Stock Purchase Warrants with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 Promissory Note. The $1,250,000 promissory note has an annual interest rate of 10% and matures on December 31, 2005. In addition, Barron has the right to acquire 5,500,000 shares of our Common Stock pursuant to the Common Stock Purchase Warrant with an issue date of June 2, 2005, at an exercise price of $2.00. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $889,996 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
     On August 2, 2005, XRG, Inc. (“XRG”) received $600,000 from Barron Partners, LP (“Barron”) as an additional working capital infusion. The Agreements were executed on July 29, 2005. This funding is the form of units (“Units”), consisting of promissory notes, common stock and common stock purchase warrants. Each $60,000 Unit consist of a $45,000 note, 7,500 shares of common stock with a purchase price of $2.00 per share and warrants to acquire 375,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. Accordingly, in the aggregate, XRG has issued $450,000 of promissory notes bearing interest at 18% per annum with a maturity date of December 31, 2005. In addition, XRG is obligated to issue Barron 75,000 shares of its common stock at a purchase price of $2.00 per share, for a total purchase price of $150,000. XRG is also obligated to issue Barron common stock purchase warrants to acquire up to 3,750,000 of its common stock exercisable at $2.00 per share, subject to adjustment, as more fully provided in the form of the documents attached hereto. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection.
     The shares and warrants issued to Barron have registration rights, most favored nation’s anti-dilution protection, cashless exercise provisions, and registration rights with liquidated damages.
•	Restructured Arrangements with Kenneth A. Steel, Jr.
     On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. We did not pay this note as due and obtained an original extension through March 31, 2005. As part of our recent restructuring we have entered into a new restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005 XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. During June 2005, the Company granted a warrant to this note holder to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account. These amounts will be amortized to interest expense over the life of the note.

•	Current Liquidity
     During the three month period ended June 30, 2005, we used $611,900 in cash from operating activities as compared to $1,551,964 during the same period in 2004. There were no investing activities for the present three month period as compared to $1,963,357 for the same period in 2004, Financing activities for three month period ended June 30, 2005 provided $611,900 primarily from the proceeds of common stock and notes payable issued. For the three month period ended June 30, 2005, cash increased $-0- as compared to an increase of $145,439 in the same period of the prior year. We currently maintain an overdraft status with our bank, which is repaid for whatever has been presented on a daily basis. However, this allows us to operate for the cost of bank charges pending our daily receipt of funds from our factoring line of credit.
     Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred operating losses of approximately $2,742,000 for the three months ended June 30, 2005, have an accumulated deficit at June 30, 2005 of approximately $38,127,000, which consists of approximately $15,405,000 from unrelated dormant operations and $22,722,000 from current operations; and a tangible negative net worth of approximately $4,066,000 as of June 30, 2005. In addition, we have negative working capital of approximately $4,132,000 at June 30, 2005 and have used approximately $612,000 of cash from operations for the three months ended June 30, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.
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
     In the future, we will use a 10-KSB and MD&A checklist as a guide in preparing our financial statements and notes.
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
     During the quarter ended June 30, 2005 we continued to experience inadequacies in our accounting systems and internal controls. Theses inadequacies have resulted in the late filing of the registrant’s current Form 10-QSB. These include the departure of accounting personnel, including the former chief financial officer; continued difficulties in the conversion of several accounting and logistics management software packages to only one system, Loadz; interpretation for the proper accounting treatment of complex equity transactions; and delinquent issuance of stock certificates.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
     Mr. Couture has refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common consented to the removal of Stephen Couture as a director of XRG. In addition, XRG has been advised that certain of its shareholders intend to file suit against Mr. Couture.

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
     Andrew Davis, a former employee has filed a charge of discrimination with the EEOC as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. The Department of Labor found that Mr. Davis’ allegations were without merit and has withdrawn the complaint. We are confident that the EEOC will reach the same conclusion. We believe the claims by Mr. Davis are retaliatory in nature in connection with his termination as part of our cost cutting. The day after Mr. Davis was terminated our data processing systems were substantially damaged and Mr. Davis received a trespass warning from the Clearwater Police Department. We intend to vigorously defend this matter and to institute counterclaims against Mr. Davis for damages we have incurred.
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
     Based upon the above factors, we have treated the RSV merger as void ab initio (as if it never happened). All financial transactions booked for RSV, except for certain note payments made by XRG on RSV’s behalf, have been reversed. We have booked an accrual for the damages claimed by RSV as of June 30, 2005.
Item 2. Change in Securities and Use of Proceeds.
     During the quarter ended June 30, 2005, the Company received $1,250,000 proceeds from entering into a new promissory note agreement with its largest shareholder and modified existing debt agreements with that shareholder. In consideration of the aforementioned, the Company has agreed to issue warrants to acquire 5,500,000 shares of its common stock at an exercise price of $2.00 per share. Additionally, the largest shareholder invested $350,000 to acquire 175,000 shares of the Company’s common stock. The proceeds were used for corporate restructuring costs, reduction of accounts payable and bank overdraft, and other ongoing working capital requirements.
     During the quarter ended June 30, 2005, the Company has issued or agreed to issue 219,656 shares of common stock in exchange for consulting services valued at $235,340 which were recorded as consulting fees.
     During the quarter ended June 30, 2005, the Company granted warrants to purchase 100,000 shares of common stock in exchange for accepting a new employment agreement. The warrants were valued at $110,000.
     During the quarter ended June 30, 2005, the Company has agreed to issue 125,000 shares of common stock in exchange for management services valued at $90,000 in exchange for accepting a new terminal agreement.

     During the quarter ended June 30, 2005, the Company entered into a new promissory note agreement that was originally due in February 2005. In consideration of the note restructuring, the Company has agreed to issue warrants to acquire up to 1,000,000 shares of its common stock at an exercise price of $2.00 per share.
     During the quarter ended June 30,2005. the Company issued 30,000 shares of common stock as interest expense relating to a note payable
     During the quarter ended June 30, 2005, the Company received $1,667 as payment for a stock subscription receivable from a former officer and director of the Company.
Item 3. Defaults Upon Senior Securities.
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
     We have been informed by counsel for the noteholders that the noteholders have filed suit in a Florida Circuit Court against XRG for defaults under such promissory notes.
Item 5. Other Information
     Mr. Richard Francis became our Chief Executive Officer in April, 2005 replacing Kevin Brennan. Mr. Francis was previously the President of XRG, G&A, Inc. and R&R Express Intermodal, Inc., both XRG wholly-owned subsidiaries.
     Mr. Terence Leong became a Director on May 20, 2005. Since 1996, Mr. Leong is the owner of Walker Street Associates, a management consulting firm. Additionally, Mr. Leong has assisted Barron, our principal noteholder, in other financings and restructuring arrangements.
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
     On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common stock appointing Richard Francis, Terence Leong and Michael Cronin as directors to service until the next annual meeting of shareholders or until such individual successors have been duly elected and qualified. In addition, these shareholders also consented to the removal of Stephen Couture as a director of XRG. These shareholders also ratified and approved the appointment of Mahoney Cohen & Co., CPA, as XRG’s independent outside auditors for fiscal year ending March 31, 2006. Reference is hereby made to the Definitive Information Statement on Schedule 14C, which was filed on August 5, 2005 for additional information regarding these actions.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of2002 signed by Richard Francis.
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of2002 signed by Jay Ostrow.
Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis and Jay Ostrow.
(b) Reports on Form 8-K
During the three month period ended June 30, 2005, the Company filed with, or furnished to, the Securities and Exchange Commission (the “Commission”) the following Current Reports on Form 8-K:
Current Report on Form 8-K (Items 1.01 and 5.02) dated April 20, 2005 (filed with the Commission on April 26, 2005) reporting entry into a material definitive agreement, and departure of director or principal officer and appointment of principal officer.
Current Report on Form 8-K (Items 1.01, 1.02, 3.02, 3.03, 5.02 and 8.01) dated April 26, 2005 (filed with the Commission on June 3, 2005) reporting entry into a material definitive agreement, termination of s material definitive agreement, unregistered sales of equity securities, material modification of rights of security holders, departure of directors or principal officers; election of directors; appointment of principal officers, and other events.
*Current Report on Form 8-K (Items 1.01 and 5.02) dated June 3, 2005 (filed with the Commission on June 9, 2005) reporting entry into a material definitive agreements.
SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

XRG, Inc.

Dated: August 30, 2005

/s/ Richard Francis

Richard Francis
President, Chief Executive Officer, Chief Financial
Officer and Director

/s/ Jay Ostrow

Jay Ostrow Principal Accounting Officer and Controller