Form 10QSB
period 2005-09-30
XRG INC
filed 2005-11-21
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
Commission File Number 0-49659
XRG, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	58-2583457

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3 Crafton Square, Pittsburgh, PA 15205
(Address of Principal Executive Offices)
601 Cleveland Street, Suite 820 Clearwater, Florida 33755
(Former address)
(412) 920-1956
(Issuer’s Telephone Number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐           No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of November 18, 2005 was 15,117,556.
Transitional Small Business Disclosure Format:
Yes ☐           No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☐

XRG, Inc. and Subsidiaries
Index

Page
Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet — September 30, 2005	1

Consolidated Statements of Operations — Three and six months ended September 30, 2005 and 2004	2

Consolidated Statements of Cash Flows — Six months ended September 30, 2005 and 2004	3

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls & Procedures	26

Part II — Other Information

Item 1. Legal Proceedings	29

Item 2. Change in Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Exhibit 31.1 Section 302 Certification

Exhibit 31.2 Section 302 Certification

Exhibit 32.1 Section 906 Certification
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-99.2 Amendment to Contract of Sale
Ex-99.3 Agreement With Wilder Corporation

XRG, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets

Current assets:
Accounts receivable, net of allowance of $300,000	$5,410,292
Other current assets	442,489

Total current assets	5,852,781

Fixed assets, net of accumulated depreciation	729,106

Other assets:
Goodwill	675,358
Other assets	2,946

Total other assets	678,304

$7,260,191

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt, net of $778,365 discount	$4,441,924
Current portion of capital lease obligations	5,171
Bank overdraft	328,580
Accounts payable	343,151
Accrued expenses	1,621,437
Accrued purchased transportation	514,491
Line of credit	4,339,253

Total current liabilities	11,594,007

Long-term liabilities:
Long-term debt	664,814

Total long-term liabilities	664,814

Total liabilities	12,258,821

Stockholders’ deficit:
Series A Preferred stock; $.001 par value; 5,000,000 shares authorized, issued and cancelled	—
Preferred stock; $.001 par value; 45,000,000 shares authorized	—

Common stock; $.001 par value; 25,000,000 shares authorized; 15,032,656 shares issued and outstanding	15,034
Additional paid-in capital	35,886,356
Accumulated deficit	(39,836,593)
Prepaid interest	(88,427)
Treasury stock, at cost, 187,500 shares	(975,000)

Total stockholders’ deficit	(4,998,630)

$7,260,191

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$8,621,795	$10,105,147	$17,413,196	$19,626,455

Cost of revenues	6,304,890	8,449,334	13,455,880	17,144,687

Gross profit	2,316,905	1,655,813	3,957,316	2,481,768

Selling, general and administrative expenses	2,512,063	3,568,641	5,577,534	7,062,453
Bad debt expense	—	—	38,192	8,000
Restructuring costs	(17,472)	13,378	580,674	13,378

	2,494,591	3,582,019	6,196,400	7,083,831

Loss from operations	(177,686)	(1,926,206)	(2,239,084)	(4,602,063)

Interest expense	(379,756)	(242,596)	(789,257)	(597,254)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	(804,714)	(80,119)	(1,076,070)	(153,844)
Loss on change in fair value of derivative instrument	(347,444)	—	(347,444)	—

	(1,531,914)	(322,715)	(2,212,771)	(751,098)

Net loss	$(1,709,600)	$(2,248,921)	$(4,451,855)	$(5,353,161)

Basic and diluted loss per share	$(0.11)	$(0.17)	$(0.30)	$(0.61)

Basic and diluted weighted average number of common shares outstanding	15,185,459	12,918,654	15,061,197	8,714,308

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(4,451,855)	$(5,353,161)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	189,796	361,909
Bad debt expense	38,192	8,000
Common stock, options and warrants issued for services and compensation	477,693	1,596,331
Stock issued in lieu of interest	33,800	158,000
Amortization of discount and intrinsic value of convertible notes	1,076,070	73,725
Amortization of deferred financing fees	129,441	20,442
Amortization of deferred stock compensation and consulting	—	163,689
Non-cash restructuring costs	282,805	—
Loss on change in fair value of derivative instrument	347,444	—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	(401,202)	(958,753)
Other assets	19,009	(223,288)
Increase (decrease), net of effect of acquisitions:
Accounts payable	(4,553)	50,367
Accrued expenses and other liabilities	78,783	89,880

Total adjustments	2,267,277	1,300,302

Net cash used by operating activities	(2,184,578)	(4,052,859)

Investing activities
Purchase of equipment	—	(12,923)
Acquisition for business, net of cash acquired in acquisition	—	(2,000,000)

Net cash used by investing activities	—	(2,012,923)

Financing activities
Bank overdraft	(131,825)	485,149
Factoring line of credit, net	284,714	625,811
Net borrowings (payments) on related party advances	—	(15,000)
Proceeds from common stock issued and to be issued and options exercised	501,667	5,425,865
Proceeds from issuance of notes payable	1,700,000	255,336
Principal payments on notes payable	(169,743)	(551,922)
Payments for treasury stock	—	(95,000)
Payments on capital lease	(235)	(64,457)

Net cash provided by financing activities	2,184,577	6,065,782

Net increase in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

Cash paid during the period for interest	$452,260	$455,381

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
On August 2, 2005, the Company granted warrants to acquire 3,750,000 shares of its common stock at an exercise price of $2.00 per share to its largest shareholder in conjunction with the Company’s August 2005 funding. The August 2005 funding is comprised of units totaling $600,000 of which $450,000 of debt proceeds were received, $150,000 of stock proceeds were received and the Company granted warrants to purchase 3,750,000 shares of its common stock. The warrant to purchase the 3,750,000 shares of common stock was allocated 75% to the debt proceeds and 25% to the equity proceeds. The portion allocated to the debt proceeds was valued at $331,798 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
The Company has 25,000,000 authorized shares and has 27,644,412 of outstanding shares plus potential shares from the conversion of debt and exercise of warrants and options granted. The 2,644,412 excess potential shares were attributed to the warrants granted on August 2, 2005. The Company calculated the fair market value of these potential shares using the Black Scholes model and the value of $311,968 was recorded as a liability on the Company’s Balance Sheet at the date the warrant was granted. At September 30, 2005, the fair market value of the 2,644,412 potential shares was $659,412 which resulted in an increase of $347,444 to the liability recorded and a loss on fair value of warrants recorded of $347,444 being recorded on the Company’s Income Statement.
During the quarter ended September 30, 2005, the Company agreed with a prior investor that the investor would return the 187,500 shares that had been issued on a subscription basis. At September 30, 2005, the receivable was deemed uncollectible and was reserved for.
During the quarter ended September 30, 2005, two former executives returned a total of 317,291 shares of the Company’s common stock in accordance with their final agreement which were subsequently retired by the Company.
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

During the quarter ended June 30, 2005, the Company restructured the Highway Transport, Inc. (“Highway”) agreement from an asset purchase agreement to an agency agreement. As a result of this restructuring, XRG removed approximately $703,000 of fixed asset and approximately $467,000 liabilities related to Highway except the notes payable that XRG is still the primary obligor.
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
During the first quarter of 2004, the Company issued 580,000 shares of common stock in conjunction with several acquisitions. During the second quarter of 2004, the company amended the agreement with Express Freight Systems, Inc.’s (EFS) prior shareholders which requires the EFS prior shareholders to return 187,500 shares of common stock which was recorded as treasury stock at September 30, 2005.
During the six months ended September 30, 2004, the Company granted warrants to purchase approximately 1,123,042 shares of its common stock for offering costs fees. These warrants were valued at $5,205,003.
During the six months ended September 30, 2004, the Company issued 25,000 shares of common stock in exchange for consulting services valued at $135,000 which was recorded as deferred consulting and was amortized to consulting expense over the term of the consulting agreement. During the second quarter of 2004, the Company determined that no more services would be performed so the unamortized amounts were all expensed during September 2004.
During the quarter ended June 30, 2004, the Company issued 5,557,717 shares of its common stock that was recorded as common stock payable at March 31, 2004.
During the second quarter of 2004, the Company recorded 50,000 shares of common stock as issuable as a settlement with a prior employee. These shares were valued at $180,000 and recorded as an administrative expense.
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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
1. Consolidated Financial Statements
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended September 30, 2005 and 2004, (b) the financial position at September 30, 2005, and (c) cash flows for the six months ended September 30, 2005 and 2004, have been made.
The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2005. The results of operations for the six month period ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $4,452,000 for the six months ended September 30, 2005, has an accumulated deficit at September 30, 2005 of approximately $39,837,000, which consists of approximately $15,405,000 from unrelated dormant operations and $24,432,000 from current operations; and a tangible negative net worth of approximately $5,674,000 as of September 30, 2005. In addition, the Company has negative working capital of approximately $5,741,000 at September 30, 2005 and has used approximately $2,185,000 of cash from operations for the six months ended September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
The Company has established a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, the Company is identifying savings opportunities associated mostly with redundancies and economies of scale. The Company is focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan included the restructuring of the Company’s Express Freight Systems, Inc., acquisition on August 16, 2004 from an asset-based provider to a non-asset based agency transaction. In addition, the Company restructured its asset purchase of Carolina Truck Company (“CTC”) during April 2005 to permit CTC to restructure to a non-asset based agency transaction and during June 2005 restructured the Highway Transport, Inc. transaction to a non-asset based agency arrangement. These restructurings fix the company’s operating costs associated with the EFS and Highway companies through an agency arrangement under terminal agreements and permits CTC to elect to do an agency agreement if CTC prefers. The Company’s profit improvement plan may decrease its operating losses in the future; however, there is no assurance that this plan will be effective in obtaining profitability for the Company. Failure to accomplish these plans could have an adverse impact on the Company’s liquidity, financial position and future operations.
There is no assurance that we will be able to raise additional capital in the near future. Our existing investors are not willing to make any additional financial commitments until such time as we are able to stabilize our operations and improve our management and accounting information systems. If we are not able to raise capital in the near future, substantial doubt exists as to our ability to sustain operations.
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
Derivative Instruments
In accordance with the Emerging Issues Task Force 00-19, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair market value with the change being recorded as a gain or loss on the income statement. The Company has 25,000,000

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
authorized shares and has 27,644,412 of outstanding shares plus potential shares from the conversion of debt and exercise of warrants and options granted. The 2,644,412 excess potential shares were attributed to the warrants granted on August 2, 2005. The Company calculated the fair market value of these potential shares using the Black Scholes model and the value of $311,968 was recorded as a liability on the Company’s balance sheet at the date the warrant was granted. At September 30, 2005, the fair market value of the 2,644,412 potential shares was $659,412 which resulted in an increase of $347,444 to the liability recorded and a loss on fair value of warrants recorded of $347,444 being recorded on the Company’s Income Statement.
Stock Based Employee Compensation
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
The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation – transition and disclosure”, an amendment of SFAS No. 123 for the three and six months ended September 30, 2005 and 2004:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,709,600)	$(2,248,921)	$(4,451,855)	$(5,353,161)
Deduct: Fair value of stock-based employee compensation costs	—	(13,205)	(110,000)	(13,205)
Plus: Intrinsic value of compensation costs included in net loss	—	13,200	110,000	13,200

Pro forma net loss	$(1,709,600)	$(2,248,926)	$(4,451,855)	$(5,353,166)

Loss per share:
Basic and Diluted — as reported	$(0.11)	$(0.17)	$(0.30)	$(0.61)

Basic and Diluted — pro forma	$(0.11)	$(0.17)	$(0.30)	$(0.61)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R, “Share Based Payment.” SFAS 123R is a revision to SFAS 123 and supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R for the Company was the first interim reporting period set to begin after December 15, 2005. On April 14, 2005 the SEC deferred the effective date to be the first interim period of the Company’s first fiscal year beginning after December 15, 2005; therefore, XRG, Inc. must comply with the provision of SFAS 123R in the first quarter of fiscal year ending March 31, 2007. SFAS 123R permits public companies to choose between the following two adoption methods:
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
Restatements and Reclassifications
The Company has restated its consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows as of September 30, 2004 in the preceding financial statements and intends to file an Amendment No. 2 to Form 10-QSB for the quarter ended September 30, 2004. The Company has reversed all transactions recorded for RSV, Inc (RSV). The Company did not take title to the RSV assets nor did the Company assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. The RSV shares were never delivered to the escrow agent. However, the Company issued its shares to the RSV shareholders. Based upon the above factors, the Company treated the RSV merger as void ab initio (as if it never happened). All financial transactions booked for RSV, except for certain note payments made by the Company on RSV's behalf, have been reversed at and for the three and six months ended September 30, 2004. The Company has recorded the consideration given up as a deposit at September 30, 2004. The Company did not record $2,030,000 of fixed assets and $1,857,987 of debt outstanding pertaining to the RSV transaction on its financial statements at September 30, 2004.
The Company has not been able to obtain a clear title to the assets from the J. Bently Companies, Inc. transaction; therefore, the Company reversed out previously recorded fixed assets and the related debt recorded on its books at September 30, 2004. The Company did not record $1,369,800 of fixed assets and $579,912 of related debt at September 30, 2004.
The above restatements have resulted in an increase in net loss of $91,089 for the three months ended September 30, 2004 and $148,419 for the six months ended September 30, 2004. Additionally, basic and diluted earnings per share have remained unchanged for the aforementioned periods.
Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.
2. Per Share Calculations
Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three and six months ended September 30, 2005 and 2004. At September 30, 2005 and 2004, 12,611,756 and 1,636,196 potential common stock shares, respectively, are issuable upon the exercise of warrants and options and conversion of debt to common stock are excluded from diluted net loss per share as the effect of such shares would be anti-dilutive.
3. Fixed assets
As of September 30, 2005, the Company had the following fixed assets, all of which are pledged against debt:

Trailers	$309,000
Tractors	664,750
Office equipment and software	155,709

1,129,459
Accumulated depreciation	(400,353)

Total Fixed assets, net	$729,106

Depreciation totaled approximately $189,796 and $269,149 for the six months ended September 30, 2005 and 2004, respectively.
The Company excluded from net fixed assets $702,595 of fixed assets that reverted back to prior owners of such assets based on the restructuring of certain acquisitions during the first quarter ended June 30, 2005. The fair value of such assets approximates the net book value.
4. Notes Payable
The following table outlines the notes payable balance for each entity at September 30, 2005:

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)

XRG, Inc. — Notes payable secured by the assets of the Company: interest ranging from 6.00% to 18.00%; Monthly payments of approximately $13,500 on one note maturing during October 2007; six notes have no principal or interest payments and require a total balloon principal payment of $4,346,275 which is due by December 31, 2005; additionally, all accrued interest is due by December 31, 2005; Secured by all assets of the companies. This balance is net of $778,365 discount on debt.	$3,856,615

XRG, Inc. — Convertible note payable; interest 10%, interest only payments payable annually; principal due on November 11, 2005, collateral is senior position in the assets of XRG, Inc. This note is convertible into the Company’s common stock at a conversion price of $8.40 per share. This note is currently overdue.	100,000

XRG, Inc. — Notes payable; interest 12.0%; interest only payments payable quarterly; principal due between April 2005 and June 2005; at maturity, the note holder will be paid the remaining unpaid principal at an 150% redemption premium plus accrued interest. These notes are currently overdue and in default	20,000

XRG, Inc. — Convertible unsecured notes payable; interest 15%; the first 6 months of interest was put into escrow; principal and remaining interest was due December 31, 2004; these notes may be converted into the Company’s common stock based upon a $3.00 price per share; Company is obligated to utilize 80% of the cash proceeds from future issuances of certain equity or debt securities, exercise of warrants or options to repay the principal and accrued interest on these notes prior to their maturity. These notes are currently overdue and in default.	155,000

XRG, Inc. — Notes payable; interest ranging from 12.0% to 10,000 shares of common stock per month; these notes are overdue and in default.	60,000

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.74% to 8.53%; Monthly payments of approximately $3,400; due at various dates between October 2005 to October 2006; one note required a balloon payment of $180,810 due by December 31, 2005; Secured by equipment.	221,044

Highway Transport, Inc. — Notes payable; interest at 8.25%; Monthly payments of approximately $15,800; due September 2009; Secured by equipment.	694,079

Total notes payable	$5,106,738
Less current portion	(4,441,924)

Long-term portion of notes payable	$664,814

The notes payable for the Highway Transport, Inc. (“HTI”) is still recorded as a liability on the Company’s books as the Company is still the primary obligor on the note. It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank. In the agreement between the Company and HTI, HTI is obligated to pay the note and the Company contributes $6,000 to the note payment each month. Since the Company is still the primary obligor on the note from the note holders perspective and HTI has limited resources to pay the note, the Company has recorded the total amount of the note owed on its financial statements and as each note payment is made by HTI, the note is reduced and the difference, net of the $6,000 is recorded as a restructuring gain.
On May 20, 2005, the Company entered into a Promissory Notes Modification Agreement with Barron Partners, LP (“Barron”), its largest shareholder, extending the due date of all of the Barron Notes, until December 31, 2005. In connection with this arrangement, Barron agreed to subordinate its right of payment and interest on all of the Barron notes and other future indebtedness to Kenneth A. Steel, Jr., who is the holder of a $500,000 Promissory Note of XRG. The Company is obligated to use at least seventy percent (70%) of the proceeds from any debt or equity financings to repay the Barron and Steel notes.
During June 2005, the Company received funding from Barron, its largest shareholder, consisting of 16 units totaling $1,600,000. A $100,000 unit consisted of (i) a $78,125 promissory note, and (ii) $21,875 allocated to acquire 10,937.5 shares of its common stock at $2.00 per share and the right to acquire 343,750 shares of common stock through a warrant with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 promissory note. The $1,250,000 promissory note has an annual interest rate of 10% and matures on

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
December 31, 2005. In addition, Barron has the right to acquire 5,500,000 shares of common stock pursuant to the warrant granted on June 2, 2005, at an exercise price of $2.00. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $889,996 using the Black Scholes Option Model which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
On August 2, 2005, XRG, Inc. (“XRG”) received $600,000 from Barron, its largest shareholder, as an infusion of additional working capital. The agreements for this funding were executed on July 29, 2005. This funding is the form of units, consisting of promissory notes, common stock and common stock purchase warrants. Each $60,000 unit consist of a $45,000 note, 7,500 shares of common stock with a purchase price of $2.00 per share and warrants to acquire 375,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. Accordingly, in the aggregate, XRG has issued $450,000 of promissory notes bearing interest at 18% per annum with a maturity date of December 31, 2005. In addition, XRG issued to Barron 75,000 shares of its common stock at a purchase price of $2.00 per share, for a total purchase price of $150,000. XRG issued to Barron a warrant to acquire up to 3,750,000 of its common stock exercisable at $2.00 per share. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 3,750,000 shares of common stock was allocated 75% to the debt proceeds and 25% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $331,798 using the Black Scholes Option Model which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. The Company did not pay this note as due and obtained an original extension through March 31, 2005. As part of the Company’s recent restructuring it has entered into a restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005 XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. During June 2005, the Company granted a warrant to this note holder to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account. These amounts will be amortized to interest expense over the life of the note.
5. Other Equity Transactions
During the quarter ended June 30, 2005, the Company granted warrants to purchase 100,000 shares of its common stock in exchange for accepting a new employment agreement. The warrants were valued at $110,000.
During the quarter ended June 30, 2005, the Company agreed to issue 125,000 shares of common stock in exchange for management services valued at $90,000 based upon the quoted market price at the agreement date in exchange for accepting new terminal agreements.
During the quarter ended June 30, 2005, the Company entered into a new promissory note agreement that was originally due in February 2005. In consideration of the note restructuring, the Company agreed to grant a warrant to acquire up to 1,000,000 shares of its common stock at an exercise price of $2.00 per share. (See note 4)
During the six months ended September 30, 2005, the Company has issued or agreed to issue 264,656 shares of common stock in exchange for consulting services valued at $250,490 which were recorded as consulting fees and $229,650 is recorded as a liability at September 30, 2005.
During the six months ended September 30, 2005, the Company has agreed to issue 60,000 shares of common stock at September 30, 2005 for interest expense relating to a note payable. These 60,000 shares of common stock were valued at $33,800 based on the quoted market value at the date the shares were owed and were recorded as a liability at September 30, 2005.
During the quarter ended June 30, 2005, the Company received $1,667 as payment for a stock subscription receivable from a former officer and director of the Company.
During the quarter ended September 30, 2005, the Company cancelled 317,291 shares of its common stock that had been returned by two former executives in accordance with their final agreement with the Company.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
During the quarter ended September 30, 2005, the Company issued 73,820 shares of its common stock as payment for commission fees. These shares were valued at $81,202 based upon the quoted market price of the common stock on the date of the agreement.
During the quarter ending September 30, 2005, the Company agreed with a prior investor that the investor would return the 187,500 shares that had been issued and the investor would not have to pay the remaining $375,000 he owed.
6. Restructuring Agreements
The Company’s original business model was to operate primarily as an asset based carrier. During the last several months the Company has effectuated a restructuring of its business and operations and migrated to operating primarily as a non-asset based provider of transportation services. The Company effectuated this change in its business model through the restructuring of its previous acquisitions into an agency based business. The Company’s restructured operations are described below:
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
Effective as of April 26, 2005, XRG finalized a settlement agreement with Express Leasing Systems, Inc. (“ELS”), Express Freight, Inc. (“EF”) and the former shareholders and employees of Express Freight Systems, Inc. (“EFS”). This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with EFS in April 2004, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a terminal agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The settlement agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum.
Material terms of the settlement agreement are summarized below:

•	The mutual termination of the master equipment lease agreement (“MELA”). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to the Company for the movement of its freight.

•	The mutual termination of the facility lease agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
•	Pursuant to the terms of the EFS merger agreement $2,000,000 from the stock purchase agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 375,000 shares of the XRG’s common stock. 187,500 shares of common stock will be forfeited and returned to the Company as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

•	EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. These agreements were mutually terminated by us and the former EFS shareholders and employees.

•	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

•	The Company entered into a terminal agreement which entitles the former EFS shareholders as agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under its direction. Under this agreement, the Company is not responsible for any expenses incurred for the operation of the agent’s terminal.
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
XRG has the risk of EF declaring a major funding default because of its limited financial resources if it was unable to timely fulfill its funding obligations under the Settlement Agreement. Representatives of EF have alleged that XRG has already committed a major funding default. If two major funding defaults were deemed to have occurred, that would result in a potential termination of the terminal agreement, which would have a material adverse effect on the financial position of XRG. We are currently in discussion with representatives of EFS as it relates to the holders of EFS retaining the 187,500 shares, which they were obligated to return to XRG in consideration of concessions and modifications to the original Settlement Agreement. There is no assurance that we will be able to restructure the Settlement Agreement on mutually agreeable terms, which would result in EFS waiving its rights to declare major funding defaults and the resulting termination of the Terminal Agreement.
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
Pursuant to the termination agreement, XRG repaid HTI $170,000, the proceeds of which were used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its common stock. Additionally, XRG returned net fixed assets and liabilities in the amount of $235,166 to HTI.
The termination agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the termination agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank. It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank. XRG is currently the primary obligor on these obligations to United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank.
The terminal agreement with HTI has a term for five years. HTI covenants to use XRG on an exclusive basis as its carrier. XRG agrees to pay HTI eighty-seven percent (87%) of revenues. XRG shall retain the remaining thirteen percent (13%) of HTI revenues. If HTI ceases operations, sell substantially all of its assets, terminates the terminal agreement, or defaults in performing

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
its obligations under the terminal agreement, XRG will be relieved of its obligations to make any remaining Settlement Payments. If any of such events occur within six (6) months after the effective date of the termination agreement, all previous shares of XRG common stock issued to the principals of HTI shall be immediately canceled.
If XRG does not fund fuel accounts immediately when due or make settlement of commissions on HTI invoices in presently available fund and fails to cure such default within a 24-hour period after receiving written notice, such shall constitute a major funding default. During any rolling 30-day period, XRG shall be permitted two major funding defaults, and then HTI shall have the right to terminate the terminal agreement and be released of any further obligations to XRG.
•	Carolina Truck Connection, Inc. — Amendment
Effective April 1, 2005, XRG entered into the second amendment to the asset acquisition agreement with Carolina Truck Connection, Inc. (“CTC”), Larry Puckridge and Robert Luther. XRG has issued Mr. Puckridge and Mr. Luther an additional 315,000 shares as additional consideration in connection with the original asset acquisition agreement. In addition, XRG has issued Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr., Puckridge’s guaranties are released and provided that after the annual anniversary date of this agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original asset acquisition agreement into an agency agreement with the revenue split being 85% to CTC and 15% to XRG.
8. Other Related Party Transactions
Effective April 20, 2005 the Company entered into an administrative services agreement with R&R Express, Inc. (“R&R Express”) and Richard Francis. The Company appointed Mr. Francis as its Chief Executive Officer, replacing Kevin Brennan. Mr. Francis is also the President of R&R Express. Pursuant to the administrative services agreement; R&R Express is responsible for certain of the daily administrative, procedural and regulatory issues relating to its operations. The Company has agreed to pay R&R Express an administrative services fee equal to 12% of line haul revenue (excluding pass throughs) for all agents. This fee is payable weekly.
In addition the Company agreed to issue to both, R&R Express and Mr. Francis 150,000 shares of its common stock. The Company also agreed to pay Mr. Francis an annual salary of $150,000 per year from its G&A subsidiary as compensation for serving as its Chief Executive Officer and certain of its subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R Express. This administration services agreement supersedes the previous agreements between Mr. Francis, KDR Transport, Inc. and R&R Express.
The administrative services agreement has a five-year term, which is consistent with the term of the Company’s terminal agreements with its agents. The administrative services agreement is cancelable by R&R Express prior to its date of expiration by providing us at least one years’ written notice. The Company may cancel the administrative services agreement at any time with at least forty-five days’ prior written notice to R&R Express. R&R Express has agreed to a non-competition and non-solicitation of the Company’s customers, employees and agents during the term of the agreement and for a twenty-four month period thereafter, excluding the business of R&R Express Intermodal, Inc.
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
XRG has filed a counterclaim for declaratory relief, breach of contract, breach of fiduciary duty, and fraud in the inducement against Mr. Couture in the above referenced action. We are currently in the discovery stage of this case with each party scheduling witnesses for depositions and responses to interrogatories.
If Mr. Couture were to prevail in this action, XRG could potentially be liable to Mr. Couture for approximately four years of additional compensation at a base salary of $125,000 per year plus attorney fees. This case is in its early stages and it is too early to predict the outcome or settlement of this matter. However, XRG intends to vigorously defend this action.
Mr. Couture has refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common consented to the removal of Stephen Couture as a director of XRG. In addition, XRG has been advised that certain of its shareholders may file suit against Mr. Couture.
•	Note holder Litigation
The Company is a defendant in a lawsuit filed in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida by five individuals who are the holders of its 15% senior convertible notes and warrants. The Company is in default in the payment obligations under these notes. The Company was obligated to repay such notes in the event of subsequent financings. The Company did not make payments on such notes. These notes have matured. Our exposure in this case is approximately $155,000 of principal amount of unpaid notes, accrued and unpaid interest plus attorneys’ fees. The Company has the $155,000 plus unpaid interest recorded on our balance sheet.
We have been unable to settle this lawsuit. Counsel to the Plaintiff has indicated they intend to schedule a hearing for Summary Judgment in the month of December 2005. Counsel to XRG has advised XRG has little or no defenses to the summary judgment hearing, and that it is probable that the Court will grant the plaintiff’s motion for Summary Judgment. Accordingly, XRG anticipates that these noteholders will become judgment creditors in early 2006.
•	Former Employee Claims

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2005 and 2004 (Unaudited)
Andrew Davis, a former employee has filed a charge of discrimination with the U.S. Equal Employment Opportunity Commission (“EEOC”) as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. The Department of Labor found that Mr. Davis’ allegations were without merit and has withdrawn the complaint. The Company is confident that the EEOC will reach the same conclusion. The Company believes the claims by Mr. Davis are retaliatory in nature in connection with his termination as part of the Company’s cost cutting. The day after Mr. Davis was terminated the Company’s data processing systems were substantially damaged and Mr. Davis received a trespass warning from the Clearwater Police Department. The Company intends to vigorously defend this matter and to institute counterclaims against Mr. Davis for damages the Company have incurred.
•	RSV Claims
          In April 2004, XRG through a wholly owned subsidiary, entered into an agreement and plan of merger with RSV, Inc. (“RSV”), a Tennessee corporation. XRG issued the shareholders of RSV 100,000 shares of its common stock, and agreed to assume certain indebtedness and liabilities of RSV. XRG has determined not to assume the liabilities and debts of RSV due to the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the merger agreement.
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
          Based upon the above factors, the Company recorded the common stock issued to RSV as a deposit which was written off during the quarter ended March 31, 2005. The Company has booked an accrual for the damages claimed by RSV as of September 30, 2005.
10. Subsequent Events
On October 28, 2005, the Company and its subsidiaries amended their agreement with CAPCO. CAPCO advanced $200,000 to the Company from which CAPCO received a certificate of deposit pledge from Barron in the amount of $200,000. Also, CAPCO increased the advance rate from 85% to 87.5% of the accounts receivables that are less than ninety days old. On January 9, 2006, the Company must repay the $200,000 and the advance rate will decrease back to 85% of the eligible accounts receivables. If the Company does not pay back the $200,000 by January 9, 2006 or if the Company has an event of default with CAPCO, CAPCO may liquidate the pledged certificate of deposit. The Company shall pay to Barron $4,500 per month until the pledged certificate of deposit is repaid to Barron.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The “forward-looking statements” safe harbor does not apply to our company because we issue “penny stock” and are excluded from the safe harbor pursuant to Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Nevertheless, this Quarterly Report on Form 10-QSB contains forward-looking statements. In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company’s ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.

Overview
          XRG, Inc. (“XRG) was incorporated in November 2000 under the laws of the State of Delaware. XRG is a holding company that owns subsidiary interstate trucking companies. Currently, XRG operates through its wholly owned subsidiaries XRG G&A, Inc. Express Freight Systems, Inc. (“EFS”), XRG Logistics, Inc. (“XRG Logistics”), and R&R Express Intermodal, Inc. (“R&R”). These subsidiaries operate under authority granted by the United States Department of Transportation (“DOT”) and various state agencies. For descriptive purposes herein, the registrant, XRG and its operating subsidiaries are collectively referred to as “XRG” or the “Company,” unless context otherwise requires.
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
          We primarily operate through independent agents, who then arrange with independent truckers to haul the freight to the desired destination. XRG’s contractor network consists of four agents. Carolina Truck Connection (“CTC”) located in Fletcher, North Carolina is our only remaining asset based carrier. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to owner-operators. Independent agents, fleet owners, and owner-operators are compensated based upon a percentage of revenue they generate for XRG. We also subcontract “broker” freight loads to other unaffiliated transportation companies when needed to provide additional capacity to our customers.
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
          In April 2005, we entered into an administrative services agreement with R&R Express, Inc. (“R&R Express”) and Richard Francis, our new Chief Executive Officer. Pursuant to this agreement, R&R Express is responsible for certain of the daily administrative, procedural and regulatory issues related to our operations.
          Our principal executive offices are located at 601 Cleveland Street, Suite 501, Clearwater, Florida 33607 and our telephone number is (727) 475-3060. Our operations and administrative staff are located at 3 Crafton Square, Pittsburgh, Pennsylvania 15205 and the telephone number is (412) 920-1336.
Summary of Restructured Operations
          The following table summarizes our restructured operations:

	Headquarters	Carrier	Owner/Operators or Owned
Company	Location	Type	Tractors	Trailers
J. Bently Companies, Inc.	Sweetwater, TN	Van	47 Owner Operators	170
R&R Express Intermodal, Inc. (R&R)	Pittsburgh, PA	Intermodal	30 Owner Operators	—
Highway Transport Services, Inc. (HTI)	Evergreen, AL	Flatbed	37 Owner Operators	54
Express Freight Systems, Inc. (EFS)	Chattanooga, TN	Van	108 Owner Operators	289
Carolina Truck Connection, Inc. (CTC)	Fletcher, NC	Van	24 Tractors, 6 Owner Operators	60
•	J. Bently Companies
          XRG agreed to restructure the May 2003 acquisition of certain transportation equipment and other assets used by J. Bently Companies, Inc. In connection with the May 2003 agreement, XRG’s wholly owned subsidiary, XRG Logistics, Inc. (“Logistics”), entered into a fleet owner agreement with Joseph Stapleton, which requires XRG to pay Mr. Stapleton 67% of gross freight revenues as compensation for the movement of freight (“Original Fleet Owner Agreement”). In August 2003, Logistics entered into an independent contractor agreement, which required Logistics to pay a commission of two percent of gross revenue as additional compensation for assistance and services in connection with the Fleet Owner Agreement (“Original Override Agreement”).
          In order to resolve the dispute between the parties, XRG, Mr. Stapleton and Mr. Shadden, as the successors in interest to J. Bently Companies, Inc. agreed to terminate the original purchase agreement, amendments thereto, employment agreements with Mr. Shadden and Mr. Stapleton, the Original Override Agreement and the Original Fleet Owner Agreement. In lieu thereof, XRG and Mr. Shadden have entered into a new terminal agreement on an 85/15 basis. This terminal agreement has a term of five years. In addition, XRG has entered into a new trailer lease and fleet owner agreement with Mr. Stapleton, which requires the payment of seventy-six percent (76%) of line haul revenue to Mr. Stapleton for utilization of his equipment, which is a credit against the 85% agent fee due Mr. Shadden pursuant to the terminal agreement.
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
          Effective as of April 26, 2005, XRG finalized a settlement agreement with Express Leasing Systems, Inc. (“ELS”), Express Freight, Inc. (“EF”) and the former shareholders and employees of Express Freight Systems, Inc. (“EFS”). This Settlement Agreement formalized the understandings of the parties in connection with the restructuring of the original merger with EFS in April 2004, and the subsequent restructuring of that merger into an agency arrangement, pursuant to a terminal agreement with an effective date of August 16, 2004 and related Bullet Point Addendum. The settlement agreement formalizes the understandings of the parties pursuant to the Bullet Point Addendum.
       Material terms of the settlement agreement are summarized below:
•	The mutual termination of the master equipment lease agreement (“MELA”). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to the Company for the movement of its freight.

•	The mutual termination of the facility lease agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

•	Pursuant to the terms of the EFS merger agreement $2,000,000 from the stock purchase agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 375,000 shares of the XRG’s common stock. 187,500 shares of common stock will be forfeited and returned to the Company as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

•	EFS, as a wholly-owned subsidiary of ours entered into 6 new employment agreements with the former shareholders and key employees of EFS. These agreements were mutually terminated by us and the former EFS shareholders and employees.

•	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

•	The Company entered into a terminal agreement which entitles the former EFS shareholders as agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under its direction. Under this agreement, the Company is not responsible for any expenses incurred for the operation of the agent’s terminal.
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
          XRG has the risk of EF declaring a major funding default because of its limited financial resources if it was unable to timely fulfill its funding obligations under the Settlement Agreement. Representatives of EF have alleged that XRG has already committed major funding defaults. If two major funding defaults were deemed to have occurred, that would result in a potential termination of the terminal agreement, which would have a material adverse effect on the financial position of XRG. We are currently in discussion with representatives of EFS as it relates to the holders of EFS retaining the 187,500 shares, which they were obligated to return to XRG in consideration of concessions and modifications to the original Settlement Agreement. There is no assurance that we will be able to restructure the Settlement Agreement on mutually agreeable terms, which would result in EFS waiving its rights to declare major funding defaults and the resulting termination of the Terminal Agreement.
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
          Pursuant to the termination agreement, XRG repaid HTI $170,000, the proceeds of which were used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its common stock. Additionally, XRG returned net fixed assets and liabilities in the amount of $235,166 to HTI.
          The termination agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the termination agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank. It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank. XRG is currently the primary obligor on these obligations to United Bank. There is no assurance that XRG will be successful in restructuring the United Bank obligations, which limits XRG’s obligations to 4/7’s of the amount due United Bank.
          The terminal agreement with HTI has a term for five years. HTI covenants to use XRG on an exclusive basis as its carrier. XRG agrees to pay HTI eighty-seven percent (87%) of revenues. XRG shall retain the remaining thirteen percent (13%) of HTI revenues. If HTI ceases operations, sell substantially all of its assets, terminates the terminal agreement, or defaults in performing its obligations under the terminal agreement, XRG will be relieved of its obligations to make any remaining Settlement Payments. If any of such events occur within six (6) months after the effective date of the termination agreement, all previous shares of XRG common stock issued to the principals of HTI shall be immediately canceled.
          If XRG does not fund fuel accounts immediately when due or make settlement of commissions on HTI invoices in presently available fund and fails to cure such default within a 24-hour period after receiving written notice, such shall constitute a major funding default. During any rolling 30-day period, XRG shall be permitted two major funding defaults, and then HTI shall have the right to terminate the terminal agreement and be released of any further obligations to XRG.
•	Carolina Truck Connection, Inc. — Amendment
          Effective April 1, 2005, XRG entered into the second amendment to the asset acquisition agreement with Carolina Truck Connection, Inc. (“CTC”), Larry Puckridge and Robert Luther. XRG has issued Mr. Puckridge and Mr. Luther an additional 315,000 shares as additional consideration in connection with the original asset acquisition agreement. In addition, XRG has issued Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr., Puckridge’s guaranties are released and provided that after the annual anniversary date of this agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original asset acquisition agreement into an agency agreement with the revenue split being 85% to CTC and 15% to XRG.
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
          This case is in its early stages. However during the year ended March 31, 2006, the operations of Highbourne are no longer included in the XRG financial statements.
     • Administrative Services Agreement with R&R Express, Inc. and Richard Francis
     Effective April 20, 2005 the Company entered into an administrative services agreement with R&R Express, Inc. (“R&R Express”) and Richard Francis. The Company appointed Mr. Francis as its Chief Executive Officer, replacing Kevin Brennan. Mr. Francis is also the President of R&R Express. Pursuant to the administrative services agreement; R&R Express is responsible for certain of the daily administrative, procedural and regulatory issues relating to its operations. The Company has agreed to pay R&R Express an administrative services fee equal to 12% of line haul revenue (excluding pass throughs) for all agents. This fee is payable weekly.
     In addition the Company agreed to issue to both, R&R Express and Mr. Francis 150,000 shares of its common stock. The Company also agreed to pay Mr. Francis an annual salary of $150,000 per year from its G&A subsidiary as compensation for serving as its Chief Executive Officer and certain of its subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R Express. This administration services agreement supersedes the previous agreements between Mr. Francis, KDR Transport, Inc. and R&R Express. The Company has recorded a liability of $229,650 for the consulting services pertaining to the vested common stock that the Company has agreed to issue through September 30, 2005.
     The administrative services agreement has a five-year term, which is consistent with the term of the Company’s terminal agreements with its agents. The administrative services agreement is cancelable by R&R Express prior to its date of expiration by providing us at least one years’ written notice. The Company may cancel the administrative services agreement at any time with at least forty-five days’ prior written notice to R&R Express. R&R Express has agreed to a non-competition and non-solicitation of the Company’s customers, employees and agents during the term of the agreement and for a twenty-four month period thereafter, excluding the business of R&R Express Intermodal, Inc.
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
GENERAL
Management’s Interim Operating Plan
     The major components of our turn around plan consist of the following:
•	Reduction of overhead by reducing personnel in our Clearwater, Florida office and eventually closing our Clearwater, Florida executive offices.

•	Restructuring of our business model from an asset based carrier to a non-asset based carrier.

•	We secured a new accounts receivable financing facility with CAPCO Financial Company. This financing has improved our cash flow position because of the lower costs of funds and the elimination of factoring reserves.

•	Changes in our executive management team. We have entered into settlement agreements with Kevin Brennan and Don Huggins. We have appointed Richard Francis as our new Chief Executive Officer. We are in litigation with our former Chief Financial Officer, Stephen Couture. We are actively searching for a new Chief Financial Officer.

•	We entered into an administrative services agreement with R&R Express and Richard Francis. Our strategy is to rely upon the infrastructure and expertise of R&R Express and Mr. Francis to more efficiently handle certain daily administrative, procedural and regulatory issues relating to our operations.

•	Recruiting additional agents and owner operators in new markets and expanding our network in existing markets. We have entered into a new employment agreement with Larry Berry who has substantial experience in the trucking and transportation industry to assist us in securing new business.

•	We have deferred principal payments on certain of our debt service obligations until December 31, 2005 with Barron and Mr. Steel. However, we have not been able to settle or defer payments relating to approximately $235,000 of promissory notes. The holders of $155,000 of outstanding notes instituted litigation in June, 2005 relating to the collection of such obligations.

•	We eliminated substantial liquidated damages in connection with the withdrawal of our previous registration statement. We are required to file a new registration statement by September 30, 2005 and have this registration statement declared effective by December 31, 2005 in order to avoid additional liquidated damages.
Current Business Strategy
          Our new business strategy employs primarily a non-asset based operating structure. We believe that implementing this business strategy has several advantages over asset-based trucking companies that own significant tractor fleets and use an employee sales force:
•	Operating costs vary directly with revenue. Agents and owner-operators are compensated based on a percentage of revenues. The benefit of this structure is that short-term fluctuations in operating activity have less of an impact on our financial statements than they have on asset based truck transportation companies that assume all of the fixed cost. Therefore, our operating costs tend to be in direct proportion to revenues.

•	Minimize capital investments and fixed costs. Our non-asset based structure allows us to limit our investment in tractors and trailers and allows us to grow our core business with less capital requirements.

•	Performance/commission based compensation. Our agents and owner-operators are compensated based on performance that provides them with the incentive to seek new revenue opportunities. In addition, our owner operators seek to increase their equipment utilization as well as operating their equipment more safely, efficiently, and reliably because of this performance based compensation structure.
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
Revenue Equipment
          We operate approximately 250 tractors at September 30, 2005, which consists of company-owned equipment, equipment provided by independent contractors (owner operators) or by a fleet agreement.
          Owner operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. Also, expenses associated with owned equipment, such as interest and depreciation, are not incurred, as well as driver compensation, fuel, and other expenses are not incurred. The payments to owner operators are recorded in cost of revenues. The majority of our current fleet is owner operator based.
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
          We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectible. At September 30, 2005, the allowance for doubtful accounts was $300,000 or approximately 5% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.
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
Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS 123R, “Share Based Payment.” SFAS 123R is a revision to SFAS 123 and supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R for the Company was the first interim reporting period set to begin after December 15, 2005. On April 14, 2005 the SEC deferred the effective date to be the first interim period of the Company’s first fiscal year beginning after December 15, 2005; therefore, XRG, Inc. must comply with the provision of SFAS 123R in the first quarter of fiscal year ending March 31, 2007. SFAS 123R permits public companies to choose between the following two adoption methods:
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
RESULTS OF OPERATIONS
Three months ended September 30, 2005 compared to three months ended September 30, 2004
          XRG generated $8,621,795 in revenues during the three-month period ended September 30, 2005 as compared to $10,105,147 during the three-month period ended September 30, 2004. Our revenues decreased $1,483,352 or 15% for the three-month period ended September 30, 2005 compared to the same period in 2004. This decrease is the result of the termination of our terminal agreement with Highbourne Corporation in April 2005. In addition, we have been unable to expand our business and customer base due to our limited financial resources.
          Cost of revenues were $6,304,890 and $8,449,334 resulting in a gross margin of $2,316,905 and $1,655,813 during the three-month period ended September 30, 2005 and 2004, respectively. Gross margin increased from 16% during the three-month period ended September 30, 2004 to 27% during the three-month period ended September 30, 2005 as a result of our restructuring agreements. During the three-month period ended September 30, 2005, the major components of cost of revenues are purchased transportation costs which are comprised mainly of owner operator settlements of approximately $6,042,000. For the three-month period ended September 30, 2004, the major components of cost of sales were owner operator settlements of $5,078,000 and company driver payroll costs of approximately $1,067,000. The cost of revenues decreased during the three–month period ended September 30, 2005 compared to the same period in 2004 as a result of lower revenues and the reduction in costs from moving from asset based carrier to an agency based carrier.
          For the three-month period ended September 30, 2005, total selling, general and administrative expenses were $2,512,063 as compared to $3,568,641 for the same period of the previous year, a decrease of $1,056,578 or 30%. This decrease is primarily the result of a decrease of approximately $624,000 in shares and warrants issued for services and compensation and from controlling costs and implementing our new administrative services agreement with Richard Francis and R & R Express.
          We recorded a reduction in restructuring costs in the amount of $17,472 for the three–month period ended September 30, 2005 as compared to $13,378 for the three-month period ended September 30, 2004. This reduction in the restructuring costs during the three-month period ended September 30, 2005 is due mainly to a reduction in the HTI debt for the portion that is recorded on our books as we are the primary obligor, but is paid by HTI. The $13,378 of restructuring costs during the three-month period ended September 30, 2004 was from a lease restructuring.
          Interest expense for the three-month period ended September 30, 2005 and 2004 was $379,756 and $242,596, respectively. This increase of $137,160 is primarily the result of increased debt which we incurred to fund our operations during the past year.
          We recorded $804,714 and $80,119 related to the amortization of intrinsic value of convertible debt, debt discount for the value of detachable warrants and the debt discount for the allocation of fair market value between common stock and debt during the three-month period ended September 30, 2005 and 2004, respectively. These amounts are non-cash amounts that are amortized over the life of the notes. At September 30, 2005, there was $866,792 remaining which will be recorded as an expense during the three-month period ending December 31, 2005.
          We recorded a loss of $347,444 for the three-month period ended September 30, 2005 for the fair market value of the 2,644,412 potential shares that are in excess of the Company’s authorized shares at September 30, 2005
          We had a net loss of $1,709,600 for the three-month period ended September 30, 2005 as compared to a net loss of $2,248,921 for the three-month period ended September 30, 2004. This decrease in our net loss of $539,321 or 24% over that of the three-month period ended September 30, 2004 is the result of management implementing their interim operating plan and new business strategy.
Six months ended September 30, 2005 compared to six months ended September 30, 2004

          XRG generated $17,413,196 in revenues during the six-month period ended September 30, 2005 as compared to $19,626,455 during the six-month period ended September 30, 2004. Our revenues decreased $2,213,259 or 11% from the six- month period ended September 30, 2004 to the same period in 2005. This decrease is the result of the termination of our terminal agreement with Highbourne Corporation in April 2005.
          Cost of revenues were $13,455,880 and $17,144,687 resulting in a gross margin of $3,957,316 and $2,481,768 during the six-month period ended September 30, 2005 and 2004, respectively. Related expenses during the six-month period ended September 30, 2005 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the six-month period ended September 30, 2005 were owner operator settlements of approximately $9,518,000, fuel costs of approximately $1,667,000 and company driver payroll costs of approximately $858,000. The major components of purchased transportation costs during the six-month period ended September 30, 2004 were owner-operator settlements of approximately $9,839,000, fuel of approximately $919,000 and company driver payroll costs of approximately $2,025,000.
          For the six-month period ended September 30, 2005, total selling, general and administrative expenses were $5,577,534 as compared to $7,062,453 for the same period of the previous year, a decrease of $1,484,919 or 21%. This decrease is primarily the result of a decrease of approximately $1,119,000 in shares and warrants issued for services and compensation and from controlling costs and implementing our new administrative services agreement with Richard Francis and R & R Express.
          Bad debt expense was $38,192 and $8,000 for the six-month period ended September 30, 2005 and 2004, respectively.
          We recorded restructuring costs of $580,674 for the six-month period ended September 30, 2005 as compared to $13,378 for the six-month period ended September 30, 2004. The restructuring costs for the six-month period ended September 30, 2005 is from costs that were incurred in restructuring acquisitions and terminal agreements as part of our new business strategy.
          Interest expense for the six-month period ended September 30, 2005 and 2004 was $789,257 and $597,254, respectively. This increase of $192,003 is primarily the result of increased debt which we incurred to fund our operations during the past year.
          We recorded $1,076,070 and $153,844 related to the amortization of intrinsic value of convertible debt, debt discount for the value of detachable warrants and the debt discount for the allocation of fair market value between common stock and debt during the three-month period ended September 30, 2005 and 2004, respectively. These amounts are non-cash amounts that are amortized over the life of the notes. At September 30, 2005, there was $866,792 remaining which will be recorded as an expense during the three months ending December 31, 2005.
          We recorded a loss of $347,444 for the six-month period ended September 30, 2005 for the fair market value of the 2,644,412 potential shares that are in excess of the Company’s authorized shares at September 30, 2005
          We had a net loss of $4,451,855 for the six-month period ended September 30, 2005 as compared to a loss of $5, 353,161 for the six-month period ended September 30, 2004. This decrease in our net loss of $901,306 or 17% over that of the six-month period ended September 30, 2004 is the result of management implementing their interim operating plan and new business strategy.
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
          In order to satisfy our interim working capital requirements, we have borrowed funds from Barron, our largest shareholder. The following table sets forth a summary of the date, amount, interest rate, collateral and extended maturity date relating to such borrowings:

		Interest		Current	Extended
Date	Amount	Rate	Collateral	Maturity Date	Maturity Date
9/10/04	$225,810	6%	20 Trailers	3/31/05	12/31/05
10/1/04	166,275	6%	15 Tractors	3/31/05	12/31/05
2/23/05	1,180,000	10%	All Assets	4/23/05	12/31/05
3/3/05	800,000	10%	All Assets	5/1/05	12/31/05
6/2/05	1,250,000	10%	All Assets	12/31/05	N/A
7/29/05	450,000	18%	All Assets	12/31/05	N/A

          On May 20, 2005, we entered into a Promissory Notes Modification Agreement with Barron, extending the due date of certain of the above Notes, until December 31, 2005. In connection with this arrangement, Barron agreed to subordinate its right of payment and interest on such notes and other future indebtedness to Kenneth A. Steel, Jr., who is the holder of a $500,000 promissory note of XRG. We are obligated to use at least seventy percent (70%) of the proceeds from any debt on equity financings to repay these notes.
          During June 2005, the Company received funding from Barron, its largest shareholder, consisting of 16 units totaling $1,600,000. A $100,000 unit consisted of (i) a $78,125 promissory note, and (ii) $21,875 allocated to acquire 10,937.5 shares of its common stock at $2.00 per share and the right to acquire 343,750 shares of common stock through a warrant with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 promissory note. The $1,250,000 promissory note has an annual interest rate of 10% and matures on December 31, 2005. In addition, Barron has the right to acquire 5,500,000 shares of common stock pursuant to the warrant granted on June 2, 2005, at an exercise price of $2.00. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $889,996 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
          On August 2, 2005, XRG, Inc. (“XRG”) received $600,000 from Barron, its largest shareholder, as an infusion of additional working capital. The agreements for this funding were executed on July 29, 2005. This funding is the form of units, consisting of promissory notes, common stock and common stock purchase warrants. Each $60,000 unit consist of a $45,000 note, 7,500 shares of common stock with a purchase price of $2.00 per share and warrants to acquire 375,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. Accordingly, in the aggregate, XRG has issued $450,000 of promissory notes bearing interest at 18% per annum with a maturity date of December 31, 2005. In addition, XRG issued to Barron 75,000 shares of its common stock at a purchase price of $2.00 per share, for a total purchase price of $150,000. XRG issued to Barron a warrant to acquire up to 3,750,000 of its common stock exercisable at $2.00 per share. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 3,750,000 shares of common stock was allocated 75% to the debt proceeds and 25% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $331,798 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.
          The shares and warrants issued to Barron have registration rights, most favored nation’s anti-dilution protection, cashless exercise provisions, and registration rights with liquidated damages.
•	Restructured Arrangements with Kenneth A. Steel, Jr.
          On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. The Company did not pay this note as due and obtained an original extension through March 31, 2005. As part of the Company’s recent restructuring it has entered into a restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005 XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. During June 2005, the Company granted a warrant to this note holder to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account. These amounts will be amortized to interest expense over the life of the note.
•	Current Liquidity
          During the six-month period ended September 30, 2005; we used $2,184,577 in cash from operating activities as compared to $4,052,859 during the same period in 2004. There were no investing activities for the present six-month period. Financing activities for the six-month period ended September 30, 2005 provided $2,184,577 of which $1,700,000 is proceeds from promissory notes and $501,667 is proceeds from common stock and options exercised. Our current cash balance at September 30, 2005 is -0-. We currently maintain an overdraft status with our bank, which is repaid for whatever has been presented on a daily basis. However, this allows us to operate for the cost of bank charges pending our daily receipt of funds from our factoring line of credit.

          During October 2005, we entered into an agreement with CAPCO whereby CAPCO advanced $200,000 to us from which CAPCO received a certificate of deposit pledge from Barron in the amount of $200,000. Also, CAPCO increased the advance rate from 85% to 87.5% of the accounts receivables that are less than ninety days old. On January 9, 2006, the Company must repay the $200,000 and the advance rate will decrease back to 85% of the eligible accounts receivables. If the Company does not pay back the $200,000 by January 9, 2006 or if the Company has an event of default with CAPCO, CAPCO may liquidate the pledged certificate of deposit. We entered into this agreement as several of our accounts receivable were over ninety days and we determined that when we converted to the Load Z system to do our billing, not all of the invoices were printed and mailed. Currently the invoices printed and mailed are compared to a listing of invoices for that day to ensure they are all printed and mailed out. The CAPCO advance of $200,000 and increase of the advance rate is to provide us some liquidity while we are collecting on these invoices and we will use the monies we collect on the over ninety days to pay the advance and to absorb the reduction in the advance rate.
          We are currently in default under $155,000 of 15% convertible notes due to six note holders that matured on December 31, 2004; $20,000 of 12% notes due to two note holders that matured during April and June 2005 and have a redemption premium of 150%; $10,000 of 12% notes due to two note holders which matured on September and October 2004; and one other promissory note of $50,000 due to one holder which matured on February 1, 2005. We issued the $50,000 note holder 7,500 shares of our common stock at maturity for accrued interest. We also are obligated to issue 10,000 shares of common stock each month until this note is paid off.
          Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred operating losses of approximately $4,452,000 for the six months ended September 30, 2005, have an accumulated deficit at September 30, 2005 of approximately $39,837,000, which consists of approximately $15,405,000 from unrelated dormant operations and $24,432,000 from current operations; and a tangible negative net worth of approximately $5,674,000 as of September 30, 2005. In addition, we have negative working capital of approximately $5,741,000 at September 30, 2005 and have used approximately $2,185,000 of cash from operations for the six months ended September 30, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.
          There is no assurance that we will be able to raise additional capital in the near future. Our existing investors are not willing to make any additional financial commitments until such time as we are able to stabilize our operations and improve our management and accounting information systems. If we are not able to raise capital in the near future, substantial doubt exists as to our ability to sustain operations.
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
Item 3. Evaluation of Disclosure Controls and Procedures
          (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, current management concluded that our disclosure controls and procedures for the quarter ended September 30, 2005 were inadequate and that XRG continues to experience material weaknesses in its disclosure controls and procedures. In an attempt to mitigate such disclosure controls and procedures weaknesses we have entered into the Administrative Services Agreement with R&R Express. We have also restructured our business model from an asset based to a non-asset based carrier which should substantially reduce the accounting and administrative controls and procedures requirements imposed upon us. During the quarter ended September 30, 2005, we began implementing one uniform accounting and information systems software package – Load Z. During the quarter, we determined that this system would not meet our needs and began reviewing industry standard software to implement which we hope will improve our financial and information reporting systems. However, we do not currently have the available cash resources to acquire an industry standard software platform. In addition, such platforms will still need substantial modifications in order to meet the needs of the XRG operating models.
          We have not begun the process of establishing compliance with Section 404 of Sarbanes-Oxley. There is no assurance that we will be able to timely comply with the Section 404 Sarbanes-Oxley controls and procedure requirements in connection with the audit of our fiscal 2007 financial statements.
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
          Our former auditors, Pender Newkirk & Company, CPAs (“PNC”) advised us of weaknesses in our internal accounting controls necessary for the preparation of financial statements during our fiscal year ended March 31, 2004. In the 2004 Reporting Package dated August 7, 2004 our former auditors identified certain reportable conditions that were considered material weaknesses in our internal controls subsequent to filing our form 10-KSB on July 14, 2004. Our former auditors reviewed our disclosures on internal controls in Item 8(a) 10-KSB prior to filing. However, we are disclosing the reasons why the disclosure controls and procedures were ineffective during our fiscal year ended March 31, 2004, and what measures we have taken to improve our internal controls and procedures.
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

          We did not take measures during our fiscal year ended March 31, 2005 to remediate the internal control weakness identified in the 2004 reporting package. However, we are in the process of attempting to address and eliminate the material weaknesses in our internal controls and procedures as identified in the 2004 reporting package as follows:
          1. In April, 2005 we entered into an Administrative Services Agreement with R&R Express and Richard Francis. We are consolidating our operations in Pittsburgh, Pennsylvania. We are relying upon the infrastructure, personnel and experience of R&R Express in improving our operations and controls over our agents. We understand that R&R Express will be required to institute new controls and procedures in order to remediate many deficiencies identified by PNC. Specifically, R&R Express will be required to institute controls and procedures regarding the maintenance of accurate accounts receivable balances and the institution of controls for procedures regarding our accounts payable disbursement controls with our agents.
          2. We are in the process of eliminating our Clearwater, Florida offices. We currently have two accounting personnel working in this office. It is our goal to transfer all remaining functions to Pittsburgh, Pennsylvania during the year ended March 31, 2006.
          3. We are searching for a new Chief Financial Officer to replace Mr. Couture. We are currently considering appointing Jay Ostrow, our current Principal Accounting Officer and Controller, to Chief Financial Officer. There is no assurance that we will be able to reach mutually agreeable terms with Mr. Ostrow, including his relocation to Pittsburgh, Pennsylvania. Currently, a substantial amount of our financial statement preparation and underlying schedules are prepared utilizing the services of an outside consultant. This consultant assisted us during the preparation of our 2004 and 2005 audits. However, we believe it is essential to have a fulltime and competent Chief Financial Officer on site if we are to adequately remediate the controls and procedures deficiencies identified by PNC.
          During the year ended March 31, 2005 we utilized at one time or another three separate accounting and informational reporting software packages. Daily revenues and direct costs were recorded in Strategy-5. Journal entries were recorded in Load Z and part of our accounts payable were recorded in ACC Pac. It was generally agreed that Strategy-5 was difficult to use and that many users did not follow input protocol procedures which resulted in numerous phantom and duplicate transactions that required reversal or adjustment. Furthermore, these systems did not interface with each other and we were not able to generate accurate trial balances and general ledgers without substantial manual input and use of excel format spreadsheets. Subsequent to March 31, 2005, we made the decision to abandon ACC Pac and Strategy-5.
          4. During the remainder of the year ended March 31, 2006, we will use Load Z as our primary accounts payable, general ledger and informational reporting software package, but not for distribution. As of the date of this filing we have implemented Load Z for all of our subsidiaries and agents. For distribution, we will continue to use Strategy-5. We have determined that we need to purchase an industry standard software. We are in the process of determining which software package fits our needs and financial situation. We hope that by acquiring and utilizing one uniform information reporting package it will eliminate many of the problems identified in the 2004 reporting package.
          5. During the year ended March 31, 2005 we did not timely reconcile our bank accounts. We are currently dedicating an accounting clerk to make more timely reconciliations of all bank accounts on a monthly basis.
          6. In October 2005, we hired an Operations Accounting Manager, with industry background and experience, to oversee our daily accounting processes, including controls and financial reporting. This individual will work in the Pittsburgh, Pennsylvania offices.
          Our Board of Directors requires all new contracts be approved by the Board. Board approval is required to issue new shares of our stock. This approval process requires proof that all legal requirements are met prior to issuing shares of stock.
          In the future, we will use a 10-KSB and MD&A checklist as a guide in preparing our financial statements and notes.
          During the quarter ended June 30, 2004, we began using Spectrum HR, an employee leasing company, to facilitate our payroll processing for all employees for all divisions with the exception of our executive officers. Spectrum HR remits the payroll taxes and completes the payroll reports on our behalf. We plan on continuing this relationship with Spectrum HR, which should reduce problems with accurately filing our payroll tax returns.
          During the quarter ended September 30, 2005 we continued to experience inadequacies in our accounting systems and internal controls. These include the departure of accounting personnel, including the former chief financial officer; continued difficulties in the conversion of several accounting and logistics management software packages; interpretation for the proper accounting treatment of complex equity transactions, delinquent issuance of stock certificates and balancing out the accounts receivable booked to the invoices sent out which resulted in a large accounts receivable over ninety days.

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
          XRG has filed a counterclaim for declaratory relief, breach of contract, breach of fiduciary duty, and fraud in the inducement against Mr. Couture in the above referenced action. We are currently in the discovery stage of this case with each party scheduling witnesses for depositions and responses to interrogatories.
          If Mr. Couture were to prevail in this action, XRG could potentially be liable to Mr. Couture for approximately four years of additional compensation at a base salary of $125,000 per year plus attorney fees. This case is in its early stages and it is too early to predict the outcome or settlement of this matter. However, XRG intends to vigorously defend this action.
          Mr. Couture has refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common consented to the removal of Stephen Couture as a director of XRG. In addition, XRG has been advised that certain of its shareholders may file suit against Mr. Couture.
• Note holder Litigation

          The Company is a defendant in a lawsuit filed in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida by five individuals who are the holders of its 15% senior convertible notes and warrants. The Company is in default in the payment obligations under these notes. The Company was obligated to repay such notes in the event of subsequent financings. The Company did not make payments on such notes. These notes have matured. Our exposure in this case is approximately $155,000 of principal amount of unpaid notes, accrued and unpaid interest plus attorneys’ fees. The Company has the $155,000 plus unpaid interest recorded on our balance sheet.
          The Company has submitted a settlement offer to the plaintiffs’ counsel in connection with this matter. Pursuant to the settlement offer, XRG would become current in interest payments and extend the maturity date of these notes until December 31, 2005. Barron would agree to subordinate its right of repayment on its notes to the subject notes in this proceeding. There is no assurance that the Company will be able to settle this matter or raise affirmative defenses.
• Former Employee Claims
          Andrew Davis, a former employee has filed a charge of discrimination with the U.S. Equal Employment Opportunity Commission (“EEOC”) as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. The Department of Labor found that Mr. Davis’ allegations were without merit and has withdrawn the complaint. The Company is confident that the EEOC will reach the same conclusion. The Company believes the claims by Mr. Davis are retaliatory in nature in connection with his termination as part of the Company’s cost cutting. The day after Mr. Davis was terminated the Company’s data processing systems were substantially damaged and Mr. Davis received a trespass warning from the Clearwater Police Department. The Company intends to vigorously defend this matter and to institute counterclaims against Mr. Davis for damages the Company have incurred.
• RSV Claims
          In April 2004, XRG through a wholly owned subsidiary, entered into an agreement and plan of merger with RSV, Inc. (“RSV”), a Tennessee corporation. XRG issued the shareholders of RSV 100,000 shares of its common stock, and agreed to assume certain indebtedness and liabilities of RSV. XRG has determined not to assume the liabilities and debts of RSV due to the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the merger agreement.
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
          Based upon the above factors, the Company recorded the common stock issued to RSV as a deposit which was written off during the quarter ended March 31, 2005. The Company has booked an accrual for the damages claimed by RSV as of September 30, 2005.
Item 2. Change in Securities and Use of Proceeds.
          During the three months ended September 30, 2005 we issued 250,000 shares of our common stock for cash for $500,000 for working capital. These shares were issued to a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.
          During the three months ended September 30, 2005 we issued in total 198,820 shares of our common stock in exchange for services valued at approximately $171,202. These shares were issued to individuals, who are sophisticated investors. We believe these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.
Item 3. Defaults Upon Senior Securities.
          We are currently in default under $155,000 of 15% convertible notes due to six note holders that matured on December 31, 2004; $20,000 of 12% notes due to two note holders that matured during April and June 2005 and have a redemption premium of 150%; $10,000 of 12% notes due to two note holders which matured on September and October 2004; and one other promissory note of $50,000 due to one holder which matured on February 1, 2005. We issued the $50,000 note holder 7,500 shares of our common stock at maturity for accrued interest. We also are obligated to issue

10,000 shares of common stock each month until this note is paid off. In addition, we have satisfied part of our obligations to various other note holders through the conversion of such notes and the sale of the shares received upon conversion pursuant to Rule 144. At September 30, 2005, we have accrued interest of $28, 110 on these securities that are in default.
          We have been informed by counsel for the 15% note holders that the note holders have filed suit in a Florida Circuit Court against XRG for defaults under such promissory notes.
Item 5. Other Information
          Mr. Richard Francis became our Chief Executive Officer in April, 2005 replacing Kevin Brennan. Mr. Francis was previously the President of XRG, G&A, Inc. and R&R Express Intermodal, Inc., both XRG wholly-owned subsidiaries.
          Mr. Terence Leong became a Director on May 20, 2005. Since 1996, Mr. Leong is the owner of Walker Street Associates, a management consulting firm. Additionally, Mr. Leong has assisted Barron, our principal note holder, in other financings and restructuring arrangements.
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
Item 6. Exhibits
Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Jay Ostrow
Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis and Jay Ostrow.
Exhibit 99.2 Amendment to Contract of Sale – Security Agreement with CAPCO Financial Company, dated October 2005.
Exhibit 99.3 Agreement with Wilder Corporation of Delaware – Termination of Clearwater Lease.

SIGNATURES
          Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

XRG, Inc.
Dated: November 21, 2005
/s/ Richard Francis

Richard Francis President, Chief Executive Officer, Chief Financial Officer and Director

/s/ Jay Ostrow

Jay Ostrow Principal Accounting Officer and Controller