Form 10QSB/A
period 2004-06-30
XRG INC
filed 2005-12-19
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
AMENDMENT NO. 3
TO
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
601 Cleveland Street, Suite 501, Clearwater, FL 33607
(Address of Principal Executive Offices)
              (727) 475-3060
(Issuer’s Telephone Number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐            No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of August 13, 2004 was 268,296,711.
Transitional Small Business Disclosure Format:
Yes ☐            No ☑

In this amendment No. 3 to Form 10-QSB the Company did not include any financial transactions for RSV. Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The Company recorded the investment in RSV, Inc. (RSV) as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to June 30, 2004. The Company recorded the $510,000 value of the stock issued to RSV as a deposit on investment which is included in other assets on the Company’s balance sheet at June 30, 2004. This amendment No. 3 also includes expanded disclosure regarding the Company’s lack of internal controls.

i

XRG, Inc. and Subsidiaries

ii

XRG, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$130,483
Accounts receivable, net of allowance of $174,000	4,279,900
Other current assets	366,962

Total current assets	4,777,345

Fixed assets, net of accumulated depreciation	5,558,426

Other assets
Goodwill and other intangible assets	6,388,521
Other assets	1,327,200

Total other assets	7,715,721
$18,051,492

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	618,489
Current portion of long-term convertible debt; net of unamortized discount of $153,843	261,157
Accounts payable	561,378
Factorer line of credit	2,233,786
Accrued purchased transportation	685,868
Accrued payroll expenses	473,869
Accrued expenses — financings	241,690
Accrued expenses	137,897
Related party advances and payables	255,126
Bank overdraft — Express Freight Systems, Inc.	100,647
Factorer line of credit — Express Freight Systems, Inc.	1,152,813
Notes payable — Express Freight Systems, Inc.	1,192,412
Current portion of capital lease obligations — Express Freight Systems, Inc.	419,620
Accounts payable — Express Freight Systems, Inc.	601,412
Accrued expenses — Express Freight Systems, Inc.	964,533

Total current liabilities	9,900,697

Long-term liabilities:
Notes payable	1,344,641
Notes payable — Express Freight Systems, Inc.	461,442
Capital lease obligations — Express Freight Systems, Inc.	1,895,546
Other long-term liabilities	22,769

Total long-term liabilities	3,724,398

Total liabilities	13,625,095

Stockholders’ equity:
Series A Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Preferred stock; $.001 par value; 45,000,000 shares authorized; no shares issued and outstanding	—
Common stock; $.001 par value; 300,000,000 shares authorized; 242,576,711 shares issued and 242,236,711 outstanding	242,576
Common stock payable	1,102,501
Additional paid-in capital	28,007,227
Subscription receivable	(5,000)
Accumulated deficit for unrelated dormant operations	(15,405,274)
Accumulated deficit	(8,846,835)
Deferred stock compensation and consulting	(513,798)
Treasury stock, at cost, 340,000 shares	(155,000)

Total stockholders’ equity	4,426,397

$18,051,492

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2004	2003
Revenues	$9,521,308	$—

Cost of revenues	8,695,353	—

Gross profit	825,955	—

Selling, general and administrative expenses	3,501,812	162,490

Loss from operations	(2,675,857)	(162,490)

Interest expense	(354,658)	(36,505)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	(73,725)	(429,266)

	(428,383)	(465,771)

Net loss applicable to common shareholders	$(3,104,240)	$(628,261)

Basic loss per common shareholders	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	89,275,213	10,693,097

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Month Period Ended
	June 30,
	2004	2003
Operating activities
Net loss	$(3,104,240)	$(628,261)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	213,555	3,373
Bad debt	8,000	—
Common stock and warrants issued for services and compensation	876,000	—
Stock issued in lieu of interest	66,000	17,832
Amortization of discount and intrinsic value of convertible notes	73,725	429,266
Amortization of deferred financing fees	20,442	—
Amortization of deferred stock compensation and consulting	163,689	—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	(1,094,095)	—
Other assets	(122,894)	—
Increase (decrease), net of effect of acquisitions:
Accounts payable	343,556	42,473
Accrued expenses and other liabilities	897,972	472

Total adjustments	1,445,950	493,416

Net cash used by operating activities	(1,658,290)	(134,845)

Investing activities
Purchase of equipment	(3,144)	—
Cash paid for acquisition of businesses, net of cash acquired	(2,000,000)
Deposit on purchase of transportation equipment		(50,000)

Net cash used by investing activities	(2,003,144)	(50,000)

Financing activities
Increase in bank overdraft	(561,842)	—
Net proceeds from factoring line of credit	581,782	—
Net borrowings on stockholder advances	(15,000)	—
Proceeds from common stock issued and to be issued and options exercised	4,087,476	45,000
Proceeds from issuance of notes payable, net	29,526	130,120
Principal payments on notes payable	(220,568)	—
Payment for treasury stock	(45,000)	—
Payments on capital lease	(64,457)	—

Net cash provided by financing activities	3,791,917	175,120

Net increase (decrease) in cash	130,483	(9,725)

Cash at beginning of period	—	16,563

Cash at end of period	$130,483	$6,838

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$206,563	$18,201

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
During the period ended June 30, 2004, the Company issued 11,600,000 shares of common stock in conjunction with several acquisitions of which 2,000,000 was for the RSV transaction which was accounted for as a deposit on investment. No financial activity for the RSV acquisition has been included in these financial statements except the deposit on investment of $511,200. The fair value of assets acquired was $13,765,683 and the fair value of liabilities assumed was $8,571,833 (see Note 7 below for a detailed discussion of these acquisitions).
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
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $3,104,000 for the three months ended June 30, 2004, has an accumulated deficit at June 30, 2004 of approximately $24,252,000, which consists of approximately $15,405,000 from unrelated dormant operations and $8,847,000 from current operations; and a negative tangible net worth of approximately $1,962,000 as of June 30, 2004. In addition, the Company has negative working capital of approximately $5,123,000 and has used approximately $1,658,000 of cash from operations for the three months ended June 30, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
2. Per Share Calculations
Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three months ended June 30, 2004 and 2003. The basic weighted average shares outstanding for the three months ended June 30, 2004 and 2003 was 89,275,213 and 10,693,097, respectively. Common stock equivalents in the three-month periods ended June 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.
3. Fixed assets
As of June 30, 2004, the Company had the following fixed assets:

Trailers	1,814,900
Tractors	3,696,500
Machinery and equipment	13,451
Office equipment and software	254,175
Leasehold improvements	19,900

5,798,926

Accumulated depreciation	(240,500)

Total Fixed assets, net	$5,558,426

During the quarter ending June 30, 2004, the Company acquired fixed assets totaling 5,651,350 related to the acquisitions it made (See acquisition note below).
Depreciation totaled approximately $214,000 and $3,400 for the three months ended June 30, 2004 and 2003,

XRG, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2004 and 2003 (Unaudited)
respectively.
The Company has recorded the RSV transaction as a deposit on investment and didn’t record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to June 30, 2004. Also, the Company didn’t take title to the RSV assets. Therefore, the Company didn’t record $2,030,000 of fixed assets pertaining to the RSV transaction on its financial statements at June 30, 2004. See Note 7 below for a further discussion regarding the RSV transaction.
4. Capital lease obligations
As part of the EFS acquisition, the company financed the tractor and trailer assets acquired through a capital lease that expires in 2007. Therefore, the assets were recorded at fair value. The liability was recorded at the present value of the minimum lease payments. The asset is being amortized over its estimated productive life. Amortization of the asset held under the capital lease is included with depreciation expense. This lease requires payments of $55,000 a month for 36 months, at which time the Company is required to purchase the equipment for $1,000,000. The gross amount of the equipment and related accumulated amortization recorded under the capital lease are as follows.

June 30, 2004
Equipment	$3,673,900
Less accumulated amortization	116,112

$3,557,788

The minimum future lease payments under capital leases as of June 30, 2004 are as follows:

Year Ending
June 30,
2005	$729,971
2006	666,660
2007	1,499,995

Total minimum lease payments	2,896,626
Less amount representing interest	581,460

Present Value of net minimum lease payments	2,315,166
Less amount currently due	419,620

$1,895,546

5. Notes Payable
During the period ended June 30, 2004, certain note holders converted notes totaling $490,000 to common stock. The Company issued 2,450,000 shares of its common stock to these note holders for this conversion.

XRG, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2004 and 2003 (Unaudited)
The following table outlines the notes payable balance for each subsidiary at June 30, 2004:

XRG, Inc.	$261,157

Carolina Truck Connection, Inc. — Notes payable; interest ranging from 6.48% to 8.53%; Monthly payments of approximately $11,000; due at various dates between September 2005 to December 2008; Secured by equipment	475,728

Express Freight Systems, Inc. — Notes payable; interest ranging from prime plus 2% to 7.5%; Monthly payments of approximately $15,000; Balloon of $1,000,000 due upon equity funding; Other notes due at various dates between September 2005 to December 2008; Secured by equipment	1,653,854

Highway Transport, Inc. — Notes payable; interest ranging from 6.25% to 14.95%; Monthly payments of approximately $42,000; due at various dates between 2004 to 2006; Secured by equipment	1,487,402

$3,878,141

The Company has recorded the RSV transaction as a deposit on investment and didn’t record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to June 30, 2004. The Company didn’t assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Therefore, the Company didn’t record the RSV debt outstanding of $1,834,857 on its financial statements at June 30, 2004. See Note 7 below for a further discussion regarding the RSV transaction.
6. Other Equity Transactions
On June 15, 2004 the Company entered into an agreement with Barron Partners, LP to have the number of shares underlying the warrants owned by Barron reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. Simultaneously Barron Partner, LP exercised all of its warrants in a cashless tender and acquired 60,000,000 shares of the Company’s Common Stock through this exercise.
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
Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. An additional $1,000,000 was recorded as a liability to the shareholders of EFS and in addition EFS shareholders were issued 7,500,000 shares of the Company’s common stock as part of the merger and employment agreements. These shares were valued at $1,657,500 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company also issued 350,000 shares for acquisition costs related to this acquisition. The 350,000 shares were valued at $77,350 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The total purchase price for EFS was $4,734,850.
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

Accounts receivable	$1,609,474
Other current assets	99,031
Fixed assets	3,739,650
Goodwill and other intangibles	5,679,625

Total assets acquired	11,127,780

Accrued expenses and payables	(1,857,781)
Factorer line of credit	(1,501,129)
Capital lease obligations	(2,371,397)
Notes payable	(662,623)

Total liabilities assumed	(6,392,930)

Total purchase price	$4,734,850

RSV, Inc.
The Company entered into a merger agreement with RSV, Inc. on April 29, 2004. RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee. Pursuant to the terms of the Merger Agreement, RSV, Inc. (“RSV”), the Company issued a total of 2,000,000 shares of its common stock to the two RSV shareholders. These shares were valued at $510,000 in total based upon the quoted trading price on the agreement date which was discounted by 15% based upon the stock being restricted stock. There was no cash paid at closing to the RSV shareholders. The Company is obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. The Company’s failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. The majority RSV shareholder has granted the Company an extension of time to remove the guarantees on the RSV debt.
The Company recorded the common stock it issued to RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to September 30, 2004. The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. XRG never took title to the RSV assets. The Company recorded the $510,000 value of the stock issued to RSV as a deposit on investment. The following is a summary of the RSV amounts had they been booked on the Company’s books at June 30, 2004:
Fixed Assets: $2,030,000 and accumulated depreciation of $30,450
Debt: $1,834,857
Revenues: $844,804
Expenses: $787,474
Net Income: $57,330
Highway Transport, Inc.
Effective April 2, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. (“HTI”), an Alabama corporation in exchange for 350,000 shares of its restricted common stock. These shares were valued at $95,200 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company acquired approximately $1,355,000 of HTI’s equipment and assumed approximately $1,700,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for

XRG, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2004 and 2003 (Unaudited)
the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.
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

Other current assets	$38,910
Fixed assets	1,355,200
Goodwill and other intangibles	390,993

Total assets acquired	1,785,103

Accrued expenses and payables	(96,000)
Notes payable	(1,593,903)

Total liabilities assumed	(1,689,903)

Total purchase price	$95,200

Highbourne Corporation
Effective April 2, 2004 the Company closed an asset acquisition agreement with Highbourne Corporation (“HBC”), an Illinois corporation. The Company issued a total of 200,000 shares of restricted common stock to the two stockholders of HBC. These shares were valued at $47,600 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. Inasmuch as this is a non-asset based carrier, the Company did not assume any long-term equipment or other liabilities in connection with this acquisition. The Company agreed to lease the current HBC facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. The Company entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. The Company has also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Company also agreed to a quarterly bonus program based upon quarterly operating results.
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

Goodwill and other intangibles	$47,600

Total assets acquired	47,600

Total liabilities assumed	—

Total purchase price	$47,600

Carolina Truck Connection, Inc.
On April 30, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc.

XRG, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2004 and 2003 (Unaudited)
(“CTC”), a North Carolina corporation. The Company issued 1,200,000 shares of its restricted common stock to the two shareholders of CTC. These shares were valued at $316,200 in total based upon the quoted trading price on the acquisition date which was discounted by 15% based upon the stock being restricted stock. The Company assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended. In order to secure this obligation, the Company has granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Company’s failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although the Company believes it will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. This period has been verbally extended. The Company also entered into employment/consulting agreements with the CTC shareholders.
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

Fixed assets	$556,500
Goodwill and other intangibles	248,700

Total assets acquired	805,200

Notes payable	(489,000)

Total liabilities assumed	(489,000)

Total purchase price	$316,200

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

	2004	2003
Revenues	$10,336,863	$8,950,519
Net loss applicable to common shareholders	$(3,203,122)	$(756,620)
Basic loss per share	$(0.04)	$(0.04)
The RSV activity is not included in this table as the transaction was treated as a deposit on investment and no RSV financial activity was recorded during the period April 29, 2004 (agreement date) to June 30, 2004.
9. Subsequent Event

XRG, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2004 and 2003 (Unaudited)
In August 2004, the Company raised an additional $1,250,000 in exchange for 12,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. In addition, Common Stock Purchase warrants were issued representing the right to purchase 3,125,000 shares of Common Stock at $0.10 per share. There were Finder’s Fees associated with this financing consisting of $112,500 and Common Stock Purchase Warrants representing the right to purchase 1,250,000 shares of Common Stock at $0.10 per share and Common Stock Purchase Warrants representing the right to purchase 312,500 shares of Common Stock at $0.40 per share both with a five year term. These shares were issued to the Investors in a private placement transaction.

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
We filed our original Form 10-QSB on August 25, 2004 without the consent of our independent certified public accountants. They had not completed their review of our June 30, 2004 financial statements at that time. We filed amendment No. 1 to Form 10-QSB on September 3, 2004 which included the consent of our independent certified public accountants. There were no material changes to the June 30, 2004 financial statements. On April 18, 2005, we filed amendment No. 2 to Form 10-QSB for expanded internal control disclosure. In this amendment No. 3 to Form 10-QSB the Company did not include any financial transactions for RSV as the Company recorded the investment in RSV, Inc. (RSV) as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to June 30, 2004. Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The Company recorded the $510,000 value of the stock issued to RSV as a deposit on investment which is included in other assets on the Company’s balance sheet at June 30, 2004. This amendment No. 3 also includes expanded disclosure regarding the Company’s lack of internal controls.
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
Recent Acquisitions
We currently operate six truckload carriers, of which, four of these carriers were acquired during this quarter ended June 30, 2004. The following table summarizes these recent acquisitions:

						Debt/Equipment
	Structure		Common	Funds to be		Leases
	of	Cash @	Shares	Used In	Broker	Assumed		Type of
Acquisition	Transaction	Close	Issued	Operations	Fees	(Estimate)		Equipment	Equipment
Express Freight Systems, Inc.	Merger	$2,000,000	7,500,000	300,000	207,000	3,034,000	*	Van/Non-asset based	106 O/O

Highway Transport, Inc.	Asset Purchase	0	350,000	175,000	15,750	1,594,000		Flatbed/Asset based	32 Tractors, 12 O/O

Highbourne Corporation	Asset Purchase	0	200,000	175,000	15,750	0		Van/Non-asset based	34 O/O

Carolina Truck Connection, Inc.	Asset Purchase	0	1,200,000	156,000	14,750	489,000		Van/Asset based	7 Tractors, 2 O/O

		$2,000,000	9,250,000	$806,000	$253,250	$5,117,000

*	Relates to a Master Lease agreement for approximately 270 trailers to be paid at $55,000 per month for 36 months with a $1,000,000 buyout payment at the end of the lease.
The RSV transaction was recorded as a deposit on investment and no RSV financial activity for the period April 29, 2004 (agreement date) to June 30, 2004 was recorded on the Company’s books, therefore the data for RSV is not included in this table.
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
Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. In addition EFS shareholders were issued 7,500,000 shares of the Registrant’s common stock. EFS is entitled to receive an additional $1,000,000 upon XRG competing a successful offering.
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
MERGER WITH RSV, INC.
The RSV, Inc. transaction closed on April 29, 2004. We issued a total of 2,000,000 shares of our common stock to the two RSV shareholders. There was no cash paid at closing to the RSV shareholders. We are obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days of the closing. Our failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. Based upon the results of our due diligence investigations and our limited financial resources we did not assume the liabilities and debts of RSV. Also XRG never took title to the RSV assets. We recorded the value of the common stock issued to RSV as a deposit on investment and no other financial activity of RSV was recorded on our books. No financial transactions have been booked for RSV, for the three months ended June 30, 2004
ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.
Effective April 2, 2004, we acquired certain of the assets and assumed certain of the liabilities of Highway

Transport, Inc. (“HTI”), an Alabama corporation. We issued the shareholders of HTI 350,000 shares of our restricted common stock. We assumed approximately $1,700,000 of HTI’s obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.
ASSET ACQUISITION OF HIGHBOURNE CORPORATION
Effective April 2, 2004, we closed an asset acquisition agreement with Highbourne Corporation (“HBC”), an Illinois corporation. We issued a total of 200,000 shares of restricted common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, we did not assume any long-term equipment or other liabilities in connection with this acquisition. We agreed to lease the current HBC facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. We entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. We have also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. The Registrant also agreed to a quarterly bonus program based upon quarterly operating results.
ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.
On April 30, 2004, we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation (“CTC”). We issued 1,200,000 shares of our restricted common stock to the two shareholders of CTC. We assumed approximately $490,000 of long-term debt relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. In order to secure this obligation, we have granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Registrant’s failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. This period has been verbally extended. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The CTC shareholder has agreed to an extension of time to complete a refinancing. We also entered into employment/consulting agreements with the CTC shareholders.
GENERAL
We acquired the operations of five trucking companies and the transportation equipment of one trucking company between September 2003 and April 2004. Through acquisitions and internal growth we expanded from approximately $4.7 million in revenue in our fiscal year ended March 31, 2004 to approximately $37 million run rate in fiscal 2005. We have established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table summarizes our current truckload carrier operations:

	Headquarters		Owner/Operators or		Closing
Company	Location	Carrier Type	Owned Tractors	Trailers	Date
J. Bently Companies, Inc.*	Sweetwater, TN	Van	17 Owner Operators, 46 Fleet Contracted Tractors	209	September 1, 2003*
R&R Express Intermodal, Inc.	Pittsburgh, PA	Intermodal	34 Owner Operators	—	January 1, 2004
Highbourne Corporation	Champaign, IL	Van	34 Owner Operators	46	April 2, 2004
Highway Transport	Evergreen, AL	Flatbed	32 Tractors, 12 Owner Operators	47	April 2, 2004
Express Freight Systems	Chattanooga, TN	Van	106 Owner Operators	242	April 21, 2004
Carolina Truck Connection	Fletcher, NC	Van	7 Tractors, 2 Owner Operators	40	April 30, 2004

*	Began operating under a Fleet Owner and Independent Contractor Agreement on this date.
The RSV transaction was recorded as a deposit on investment and no RSV financial activity for the period April 29, 2004 (agreement date) to June 30, 2004 was recorded on the Company’s books, therefore the data for RSV is not included in this table.
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
Revenue Equipment
We operate approximately 290 tractors at June 30, 2004, of which approximately 81 are company-owned equipment and 209 are provided by independent contractors (owner operators) or by a fleet agreement. All of our trailers at June 30, 2004 were financed under operating leases, capital leases or short-term rental arrangements.
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
RESULTS OF OPERATIONS
Three months ended June 30, 2004 compared to three months ended June 30, 2003
XRG generated $9,521,308 in revenues during the three month period ended June 30, 2004 as compared to $-0- during the three month period ended June 30, 2003. Our revenues increased $9,521,308 from the three month period ended June 30, 2003 to the same period in 2004. This increase is the result of revenues attributable to four new truckload carrier operations that were completed in April 2004. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
Related expenses were $8,695,353 and $-0- resulting in a gross margin of $825,955 and -0- during the three month period ended June 30, 2004 and 2003, respectively. Related expenses during the three month period ended June 30, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended June 30, 2004 were owner-operator settlements of $4,760,730, equipment rental costs of $220,618, company driver payroll costs of $958,589, and fuel costs of $859,026. There were no related expenses during the three month period ended June 30, 2003. We expect our related expenses to significantly increase during our 2005 fiscal year as part of our acquisition plan.
For the three month period ended June 30, 2004, total selling, general and administrative expenses were $3,501,812 as compared to $162,490 for the same period of the previous year, an increase of $3,339,322 or 2055%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $876,000, general and administrative costs associated with our new acquisitions including insurance costs of $295,730, payroll costs of $552,661, and commissions of $248,256 during the three month period ended June 30, 2004.
Interest expense for the three month period ended June 30, 2004 and 2003 was $354,658 and $36,505, respectively. This increase of $318,153 is primarily the result of shares issued for payment of interest, interest on loans, and bank service charges. In addition, we incurred factorer fees of $109,771 during the three month period ended June 30, 2004. During the three month period ended June 30, 2004, approximately $500,000 of notes payable were converted into our common stock.
We recorded $73,725 and $429,266 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the three month period ended June 30, 2004 and 2003, respectively.
We had a net loss of $3,104,240 for the three month period ended June 30, 2004 as compared to a loss of $628,261 for the three month period ended June 30, 2003. This increase in our operating loss over that of the three month period ended June 30, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.
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
We executed a Stock Purchase Agreement with Barron Partners, LP (the “Investor”) on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 108,333,333 shares of its Common Stock for an aggregate purchase price of $3,250,000.
We issued the Investor two (2) warrants exercisable for shares of our Common Stock (the “A Warrant” and “B Warrant” — collectively the “Warrants”). The Warrant granted the Investor the right to acquire up to 54,166,000 shares of our Common Stock at an exercise price of $.10 per share. The B Warrant granted the Investor the right to purchase up to 54,166,000 shares of our Common Stock at an exercise price of $.25 per share. Each of the Warrants contained a cashless exercise provision. Each of the Warrants was callable by us if the closing market price of the Common Stock exceeds $1.00 for the A Warrant and $2.00 for the B Warrant for twenty (20) consecutive trading days. Each of the Warrants contained proportionate ratcheting anti-dilution protection for future issuances of equity securities and for our failure to meet certain earnings per share projections.
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
The Common Stock and the Warrants were issued to the Investor in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Investor has represented that it is an “accredited investor” as that rule is defined under Rule 501(a) of Regulation D. As a direct result of the transactions referred to above, Barron Partners, LP, became a “control person” of the Registrant as that term is defined in the Securities Act of 1933, as amended.
During the quarter ended June 30, 2004, we raised $1,120,000 in exchange for 9,333,335 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $121,000 and Common Stock Purchase Warrants representing the right to purchase 800,000 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the

Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
In August 2004, we raised an additional $1,250,000 in exchange for 12,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. In addition, Common Stock Purchase Warrants were issued representing the right to purchase 3,125,000 shares of Common Stock at $0.10 per share. There were Finder’s Fees associated with this financing consisting of $112,500 and Common Stock Purchase Warrants representing the right to purchase 1,250,000 shares of Common Stock at $0.10 per share and Common Stock Purchase Warrants representing the right to purchase 312,500 shares of Common Stock at $0.40 per share both with a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under
Rule 501(a) of Regulation D.
During the three month period ended June 30, 2004, we used $1,658,290 in cash from operating activities as compared to $134,845 during the same period in 2003. Investing activities for the present three month period primarily consisted of acquisitions of truckload carriers of $2,000,000 and purchases of equipment of $3,144. Financing activities for three month period ended June 30, 2004 provided $3,791,917 primarily from proceeds from common stock issued and to be issued. In addition, a factoring line of credit provided $581,782. For the three month period ended June 30, 2004, cash increased $130,483 as compared to a decrease of $9,725 in the same period of the prior year.
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
Seasonality
     In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer’s reduced shipments after the busy winter holiday season.
Inflation
     We believe that the impact of inflation on our operations is not material.
Item 3. Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, current management concluded that our disclosure controls and procedures for the three months ended June 30, 2004 were inadequate and that XRG continues to experience material weaknesses in its disclosure controls and procedures. In an attempt to mitigate such disclosure controls and procedures weaknesses we have entered into the Administrative Services Agreement with R&R. We have also restructured our business model from an asset based to a non-asset based carrier which should substantially reduce the accounting and administrative controls and procedures requirements imposed upon us. We have also begun implementing one uniform accounting and information systems software package – Load Z which we hope will substantially improve all our financial and information reporting systems.
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
3. We are searching for a new Chief Financial Officer to replace our former CFO. Currently, a substantial amount of our financial statement preparation and underlying schedules are prepared utilizing the services of an outside consultant. This consultant assisted us during the preparation of our 2003 and 2004 audits. However, we believe it is essential to have a fulltime and competent Chief Financial Officer on site if we are to adequately remediate the controls and procedures deficiencies identified by PNC.
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
5. During the three months ending June 30, 2004, we did not timely reconcile our bank accounts. We are currently dedicating an accounting clerk to make more timely reconciliations of all bank accounts on a monthly basis.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 2. Change in Securities and Use of Proceeds.
We executed a Stock Purchase Agreement with Barron Partners, LP (the “Investor”) on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 108,333,333 shares of its Common Stock for an aggregate purchase price of $3,250,000 during the three month period ended June 30, 2004.
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
During the quarter ended June 30, 2004, we raised $1,120,000 in exchange for 9,333,335 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $121,000 and Common Stock Purchase Warrants representing the right to purchase 800,000 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
In August 2004, we raised an additional $1,250,000 in exchange for 12,500,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. In addition, Common Stock Purchase warrants were issued representing the right to purchase 3,125,000 shares of Common Stock at $0.10 per share. There were Finder’s Fees associated with this financing consisting of $112,500 and Common Stock Purchase Warrants representing the right to purchase 1,250,000 shares of Common Stock at $0.10 per share and Common Stock Purchase Warrants representing the right to purchase 312,500 shares of Common Stock at $0.40 per share both with a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
Item 3. Defaults Upon Senior Securities.
     None
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis and Jay Ostrow.**
Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Francis and Jay Ostrow.**

** Filed herewith
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

XRG, Inc.

Dated: December 19, 2005

/s/ Richard Francis

Richard Francis
President, CEO, CFO and Director

/s/ Jay Ostrow

Jay Ostrow
Principal Accounting Officer, Controller