Form 10QSB/A
period 2004-09-30
XRG INC
filed 2005-12-19
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
AMENDMENT NO. 2
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
601 Cleveland Street, Suite 501 Clearwater, Florida 33755
(Address of Principal Executive Offices)
(727) 475-3060
(Issuer’s Telephone Number)
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of October 31, 2004 was 273,663,378.
     Transitional Small Business Disclosure Format:
Yes ☐ No ☑

In this amendment No. 2 to Form 10-QSB the Company did not include any financial transactions for RSV, Inc. (“RSV”). Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The Company recorded the investment in RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to September 30, 2004. The Company recorded the $600,000 value of the stock issued to RSV as a deposit on investment which is included in other assets on the Company’s balance sheet at September 30, 2004. The financial statements to this amendment No. 2 also reflects the reversal of the fixed assets and related debt from the J. Bently Companies, Inc. transaction as the Company has been unable to obtain a clear title to the those assets. This amendment No. 2 also includes expanded disclosure regarding our lack of internal controls.

i

XRG, Inc. and Subsidiaries
ii

XRG, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2004
(unaudited)

Assets
Current assets:
Accounts receivable, net of allowance of $29,000	$4,144,558
Other current assets	459,276

Total current assets	4,603,834

Fixed assets, net of accumulated depreciation	1,839,360
Other assets
Goodwill	3,694,031
Other assets	1,425,280

Total other assets	5,119,311

$11,562,505

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$966,292
Current portion of long-term convertible debt; net of unamortized discount of $73,724	290,000
Current portion of capital lease obligations	7,756
Bank overdraft	536,480
Accounts payable	410,114
Accrued expenses	642,840
Accrued purchased transportation	31,972
Accrued payroll expenses	264,722
Factorer line of credit	3,430,628
Related party advances and payables	255,126

Total current liabilities	6,835,930

Long-term liabilities:
Notes payable	817,639
Convertible notes payable	100,000
Other long-term liabilities	55,923

Total long-term liabilities	973,562

Total liabilities	7,809,492

Stockholders’ equity:
Series A Preferred stock; $.001 par value; 5,000,000 shares authorized, issued and cancelled	—
Preferred stock; $.001 par value; 45,000,000 shares authorized	—
Common stock; $.001 par value; 500,000,000 shares authorized; 265,003,379 shares issued and 260,793,379 outstanding	265,003
Common stock payable	614,550
Additional paid-in capital	30,559,490
Subscription receivable	(5,000)
Accumulated deficit	(26,501,030)
Treasury stock, at cost, 4,210,000 shares	(1,180,000)

Total stockholders’ equity	3,753,013

$11,562,505

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$10,105,147	$298,225	$19,626,455	$298,225

Cost of revenues	8,449,334	22,970	17,144,687	22,970

Gross profit	1,655,813	275,255	2,481,768	275,255

Selling, general and administrative expenses	3,568,641	1,063,135	7,070,453	1,225,625
Restructuring costs	13,378	—	13,378	—

	3,582,019	1,063,135	7,083,831	1,225,625

Loss from operations	(1,926,206)	(787,880)	(4,602,063)	(950,370)

Interest expense	(242,596)	(32,437)	(597,254)	(68,942)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	(80,119)	(122,532)	(153,844)	(551,798)

	(322,715)	(154,969)	(751,098)	(620,740)

Net loss applicable to common shareholders	$(2,248,921)	$(942,849)	$(5,353,161)	$(1,571,110)

Basic and diluted loss per common shareholders	$(0.01)	$(0.05)	$(0.03)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	258,373,089	17,435,202	174,286,167	13,865,017

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	September 30,
	2004	2003
Operating activities
Net loss	$(5,353,161)	$(1,571,110)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	321,909	6,811
Bad debt	8,000	—
Common stock, options and warrants issued for services and compensation	1,596,331	856,076
Stock issued in lieu of interest	158,000	4,955
Amortization of discount and intrinsic value of convertible notes	73,725	551,798
Amortization of deferred financing fees	20,442	—
Amortization of deferred stock compensation and consulting	163,689	—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	(958,753)	—
Other assets	(223,288)	—
Increase (decrease), net of effect of acquisitions:
Accounts payable	50,367	40,827
Accrued expenses and other liabilities	89,880	9,340

Total adjustments	1,300,302	1,469,807

Net cash used by operating activities	(4,052,859)	(101,303)

Investing activities
Purchase of equipment	(12,923)	(1,305)
Acquisition of businesses	(2,000,000)	—
Deposit on purchase of transportation equipment	—	(50,000)

Net cash used by investing activities	(2,012,923)	(51,305)

Financing activities
Bank overdraft	485,149	—
Increase in advances to J. Bently Companies, Inc.	—	(355,758)
Factoring line of credit	625,811	—
Net borrowings (payments) on stockholder advances	(15,000)	7,500
Proceeds from common stock issued and to be issued and options exercised	5,425,865	403,918
Proceeds from issuance of notes payable, net	255,336	170,000
Principal payments on notes payable	(551,922)	(20,000)
Payment for treasury stock	(95,000)	—
Payments on capital lease	(64,457)	—

Net cash provided by financing activities	6,065,782	205,660

Net increase in cash	—	53,052

Cash at beginning of period	—	16,563

Cash at end of period	$—	$69,615

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended
	September 30,
	2004	2003

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

Cash paid during the period for interest	$455,381	$36,188

During the quarter ended June 30, 2004, note holders converted $490,000 in Notes payable into 2,450,000 shares of common stock.
During the quarter ended June 30, 2004, the Company issued 25,000,000 shares of common stock in exchange for the cancellation of 5,000,000 shares of Series A Preferred Stock.
During the quarter ended June 30, 2004, the Company issued 60,000,000 shares of its common stock in conjunction with a cashless warrant exercise by a warrant holder valued at $60,000.
During the quarter ended June 30, 2004, the Company issued 11,600,000 shares of common stock in conjunction with several acquisitions of which 2,000,000 was for the RSV transaction which was accounted for as a deposit on investment (see Note 7 below for a detailed discussion of these acquisitions).
During the second quarter of 2004, the Company amended the agreement with Express Freight Systems, Inc.’s (EFS) prior shareholders which requires the EFS Prior shareholders to return 3,750,000 shares of common stock which was recorded as treasury stock at September 30, 2004.
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
During the six months ended September 30, 2004, the Company recorded 1,000,000 shares of common stock as issuable as a settlement with a prior employee. These shares were valued at $180,000 and recorded as an administrative expense.
During the second quarter of 2004, the Company agreed to issue 1,916,667 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $0.10 per share.
Prior to March 31, 2004, an investor invested $200,000 which was classified as common stock payable at March 31, 2004. During the six month-period ended

September 30, 2004, per the investor’s request, $100,000 of the $200,000 investment was reclassified to an advance to the Company.
During the six month-period ended September 30, 2003, the Company recorded a discount on convertible notes payable of $130,000 which related to the beneficial conversion feature of the notes payable and the warrants issued with these notes. The discount is being amortized over the life of the related notes.
During the six month-period ended September 30, 2003, the Company entered into agreements with note holders to convert $753,000 in notes payable into 1,506,000 shares of common stock. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. These shares were issued in September 2003. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 for the period ended September 30, 2003.
During the six month-period ended September 30, 2003, 4,732,000 shares of the Company’s common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.
During the six month-period ended September 30, 2003, the Company issued 1,150,000 shares of common stock for deposits on transportation equipment purchased from J. Bently Companies, Inc.
During the six month-period ended September 30, 2003, the Company issued 200,000 shares for a deposit on the acquisition of R&R Express Intermodal, Inc.
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
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $5,353,000 for the six months ended September 30, 2004, has an accumulated deficit at September 30, 2004 of approximately $26,501,000, which consists of approximately $15,405,000 from unrelated dormant operations and $11,096,000 from current operations; and a tangible net worth of approximately $59,000 as of September 30, 2004. In addition, the Company has negative working capital of approximately $2,232,000 at September 30, 2004 and has used approximately $4,053,000 of cash from operations for the six months ended September 30, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
The Company has established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, the Company is identifying savings opportunities associated mostly with redundancies and economies of scale. The Company is focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan included the restructuring of the Company’s Express Freight Systems, Inc., acquisition on August 16, 2004. In addition, the Company restructured its asset purchase of Highbourne Corporation on October 4, 2004. These restructurings fix our operating costs associated with these companies through an agency arrangement under terminal agreements. The Company’s profit improvement plan may decrease its operating losses in the future; however, there is no assurance that this plan will be effective in obtaining profitability for the Company.
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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)
On July 1, 2004, five year options to purchase 400,000 shares of the Company’s common stock option plan were granted to the Chief Executive Officer of the Company at an exercise price of $.207 per share. Such options vest immediately. Fair value was determined at the date of grant using the Black-Scholes option pricing model using an expected dividend yield of -0-; a risk free interest rate of 1.11%; expected stock volatility of 46.17% and an expected option life of two days.
The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation — transition and disclosure”, an amendment of SFAS No. 123 for the three and six months ended September 30, 2004 and 2003:

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,248,921)	$(942,849)	$(5,353,161)	$(1,571,110)
Deduct: Fair value of stock-based employee compensation costs	(13,205)	—	(13,205)	—
Plus: Intrinsic value of compensation costs included in net loss	13,200	—	13,200	—

Pro forma net loss	$(2,248,926)	$(942,849)	$(5,353,166)	$(1,571,110)

Loss per share:
Basic and Diluted — as reported	$(0.01)	$(0.05)	$(0.03)	$(0.11)

Basic and Diluted — pro forma	$(0.01)	$(0.05)	$(0.03)	$(0.11)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.
2. Per Share Calculations
Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three and six months ended September 30, 2004 and 2003. Common stock equivalents in the three and six month periods ended September 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding. At September 30, 2004 and 2003, 30,519,164 and -0- potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)
3.	Fixed assets
As of September 30, 2004, the Company had the following fixed assets:

Trailers	$281,000
Tractors	1,556,500
Machinery and equipment	8,000
Office equipment and software	221,909

2,067,409
Accumulated depreciation	(228,049)

Total Fixed assets, net	$1,839,360

During the first quarter of 2004, the Company acquired fixed assets totaling $5,532,191 related to the acquisitions it made (See acquisition note 7 below). During the second quarter of 2004, the Company reduced fixed assets by $3,620,491 in accordance with the amended agreement entered into with Express Freight Systems, Inc. prior shareholders during the second quarter (See acquisition note 7 below).
Depreciation totaled approximately $321,900 and $6,800 for the six months ended September 30, 2004 and 2003, respectively.
The Company has recorded the RSV transaction as a deposit on investment and didn’t record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to September 30, 2004. Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. Therefore, the Company didn’t record $2,030,000 of fixed assets pertaining to the RSV transaction on its financial statements at September 30, 2004. See Note 7 below for a further discussion regarding the RSV transaction.
The Company has not been able to obtain a clear title to the assets from the J. Bently Companies, Inc. transaction; therefore, the Company does not have the fixed assets nor the related debt recorded on its books at September 30, 2004. The amount of fixed assets related to this transaction at September 30, 2004 is $1,369,800.
4.	Capital lease obligations
As part of the EFS acquisition, the company financed the tractor and trailer assets acquired through a capital lease that expires in 2007. The acquired assets were recorded at fair value. The capital lease liability was recorded at the present value of the minimum lease payments. The fixed assets were amortized over its estimated productive life. Amortization of the asset held under the capital lease is included with depreciation expense. This lease required payments of $55,000 a month for 36 months, at which time the Company was required to purchase the equipment for $1,000,000. During the second quarter of 2004, the Company entered into an amendment to the agreement with the Express Freight Systems, Inc. prior shareholders which mutually terminated this capital lease. Therefore, during the second quarter of 2004, the Company eliminated this capital lease and the related fixed assets that were financed by the lease from its books in accordance with the amended agreement with the Express Freight Systems, Inc. prior shareholders (See acquisition note 7 below).

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)
5.	Notes Payable
During the first quarter of 2004, certain note holders converted notes totaling $490,000 to common stock. The Company issued 2,450,000 shares of its common stock to these note holders for this conversion.
The following table outlines the notes payable balance for each entity at September 30, 2004:

XRG, Inc. — Notes payable; Interest ranging from 12.00% to 15.00%; Interest only payments payable quarterly; principal due at various dates through June 2005; $20,000 of notes are in default at September 30, 2005, notes are unsecured;	$300,294

XRG, Inc. — Convertible note payable; interest 10%, interest only payments payable annually; principal due on November 11, 2005, collateral is senior position in the assets of XRG, Inc. This note is convertible into the Company’s common stock at a conversion price of $0.42 per share.	100,000

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.48% to 8.53%; Monthly payments of approximately $6,000; due at various dates between September 2005 to December 2008 and a balloon payment of $226,000 due by November 10, 2004; Secured by equipment.	446,907

Highway Transport, Inc. — Notes payable; interest ranging from 6.25% to 14.95%; Monthly payments of approximately $42,000; due at various dates between 2004 to 2006; Secured by equipment.	1,326,730

$2,173,931

On September 10, 2004, the Company executed a promissory note with our major shareholder to refinance $225,810 of the CTC debt. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt. The remaining principal was due by November 10, 2004; however, our major shareholder has agreed to verbally extend this principal payment until January 2005.
The Company has recorded the RSV transaction as a deposit on investment and didn’t record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to September 30, 2004. The Company didn’t assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Therefore, the Company didn’t record the RSV debt outstanding of $1,857,987 on its financial statements at September 30, 2004. See Note 7 below for a further discussion regarding the RSV transaction.
The Company has not been able to obtain a clear title to the assets from the J. Bently Companies, Inc. transaction, therefore the Company does not have the fixed assets nor the related debt recorded on its books at September 30, 2004. The amount of debt related to this transaction at September 30, 2004 is $579,912.
6.	Other Equity Transactions
On June 15, 2004 the Company entered into an agreement with Barron Partners, LP (Investor) to have the number of shares underlying the warrants owned by Barron

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)
reduced to 63,333,333 and the exercise price of the warrant shares reduced to $0.01. The repricing of these warrants only affected our equity accounts. Simultaneously Barron Partner, LP exercised all of its warrants in a cashless tender and acquired 60,000,000 shares of the Company’s Common Stock through this exercise.
The Company also entered into a Registration Rights Agreement with the Investor. The Company is obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. Liquidating damages for non-filing of a Registration Statement, amount to approximately $195,000 as of October 15, 2004. The Company filed a Registration Statement on November 12, 2004 and its major shareholder has verbally agreed to waive these liquidating damages.
In connection with the Stock Purchase Agreement, the Company agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, the Company shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Liquidating damages, for lack of appointment of Independent Directors, amount to approximately $195,000 as of October 15, 2004. Provided that the Company complies with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. The Company appointed 3 directors on November 15, 2004 and its major shareholder has verbally agreed to waive these liquidating damages.
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
Pursuant to the terms of the EFS Merger Agreement the former EFS shareholders were issued 7,500,000 shares of the Registrant’s common stock. 3,750,000 shares of the Company’s common stock will be forfeited and returned to the Company as part of the EFS amendment (See acquisition note 7). These 3,750,000 shares valued at $975,000 are recorded as treasury stock. In 2004, the Company also acquired 316,364 shares of stock for $95,000 which brings the total treasury stock to 4,210,000 at September 30, 2004.
In 2004, the Company reached a settlement with one of its employees. In accordance with this settlement, the Company recorded a common stock payable of $180,000 for 1,000,000 shares to be issued to this former employee. The $180,000 was recorded as an administrative expense for the voluntary termination of the employee’s employment agreement.
In 2004, the Company granted 400,000 common stock options to an employee. The exercise price was lower than the market value of the therefore the Company recorded $13,200 value for these options based upon the difference between the exercise price and the market value of the stock. During the second quarter of 2004, these options were exercised and the Company received $85,902.
In 2004, the Company agreed to issue 1,916,667 shares of its common stock to investors who purchased stock during the first quarter of 2004 to bring their purchase price to $0.10 per share. At September 30, 2004, 1,866,667 of these shares were issued and 50,000 were recorded at a value of $50 in the common stock payable account. In addition, five-year warrants were issued to these investors representing the right to purchase 2,800,000 shares of Common Stock at $0.10 per share. Also, 1,800,000 warrants issued to investors during the first quarter of 2004 that had an exercise price of $0.15 per share were reissued at $0.10 per share. This repricing was part of the initial money raise as they were to get the same warrant exercise price as other equity raises.

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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)
On August 16, 2004, the Company and the former EFS Shareholders mutually agreed to amend the original Merger Agreement and simultaneously executed a Terminal Services Agreement. Major elements of this amendment include:
o	The mutual termination of the Master Equipment Lease Agreement (“MELA”).

o	The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

o	Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 7,500,000 shares of the Registrant’s common stock. 3,750,000 shares of our common stock was forfeited and returned to the Company as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment. This reduced the purchase price from $5,041,000 to $3,066,000.

o	All six employment agreements were mutually terminated by the Company and the former EFS shareholders and employees.

o	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

o	XRG, Inc. (“Carrier”) and the former EFS shareholders (“Agent”) executed a Terminal Agreement which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent’s terminal. The term of the Terminal Agreement is ongoing with severe penalties if Agent terminates or violates the default provisions with damages of $2 million if occurring in the first year, and $400,000 less each year thereafter. The former EFS shareholders are held personally, jointly and severally, liable for these damages upon termination or default.
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

Accounts receivable	$1,609,474
Other current assets	99,031
Other assets	55,171
Goodwill and other intangibles	2,918,135

Total assets acquired	4,681,811

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)

Accrued expenses and payables	(114,682)
Factorer line of credit	(1,501,129)

Total liabilities assumed	(1,615,811)

Total purchase price	$3,066,000

RSV, Inc.
The Company entered into a merger agreement with RSV, Inc. on April 29, 2004. RSV is a van/asset based carrier with approximately 42 tractors headquartered in Kings Point, Tennessee. Pursuant to the terms of the Merger Agreement, RSV, Inc. (“RSV”), the Company issued a total of 2,000,000 shares of its common stock to the two RSV shareholders. These shares were valued at $600,000 in total based upon the quoted trading price on the acquisition date. There was no cash paid at closing to the RSV shareholders. The Company was obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days. In order to secure this obligation the RSV shareholders were to have placed their RSV shares it acquired pursuant to the Merger Agreement in escrow. The Company’s failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitled the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. The majority RSV shareholder had granted the Company an extension of time to remove the guarantees on the RSV debt.
The Company recorded the common stock it issued to RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to September 30, 2004. The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. XRG never took title to the RSV assets. The Company recorded the $600,000 value of the stock issued to RSV as a deposit on investment. The following is a summary of the RSV amounts had they been recorded on the Company’s books at September 30, 2004:
Fixed Assets: $2,030,000 and accumulated depreciation of $76,125
Debt: $1,857,987
Revenues: $2,228,183
Expenses: $2,011,319
Net Income: $216,864
Highway Transport, Inc.
Effective April 1, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. (“HTI”), an Alabama corporation in exchange for 350,000 shares of its common stock. These shares were valued at $98,000 in total based upon the quoted trading price on the acquisition date. The Company acquired approximately $1,355,000 of HTI’s equipment and assumed approximately $1,690,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.
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

Other current assets	$38,910
Fixed assets	1,355,200
Goodwill and other intangibles	393,793

Total assets acquired	1,787,903

Accrued expenses and payables	(96,000)
Notes payable	(1,593,903)

Total liabilities assumed	(1,689,903)

Total purchase price	$98,000

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

Goodwill and other intangibles	$56,000

Total assets acquired	56,000

Total liabilities assumed	—

Total purchase price	$56,000

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

Fixed assets	$556,500
Goodwill and other intangibles	304,500

Total assets acquired	861,000

Notes payable	(489,000)

Total liabilities assumed	(489,000)

Total purchase price	$372,000

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

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2004 and 2003 (Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30
	2004	2003	2004	2003
Revenues	$10,105,147	$9,078,380	$20,442,010	$18,028,900
Net loss applicable to common shareholders	$(2,248,921)	$(1,349,397)	$(5,452,043)	$(2,106,017)

Basic loss per share	$(0.01)	$(0.08)	$(0.03)	$(0.11)
9. Subsequent Events
On October 1, 2004, the Company executed a promissory note with our major shareholder for $166,275 for a down payment on 15 commercial tractors. Interest on this note is 6% per annum and included a loan origination fee of 7.5%. The entire principal, origination fee, and interest are due on December 1, 2004. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt.
In October 2004, we raised $1,275,000 in exchange for 12,750,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $85,000 and Common Stock Purchase Warrants representing the right to purchase 6,375,000 shares of Common Stock at $0.10 per share callable at $0.25 for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
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
In this amendment No. 2 to Form 10-QSB the Company did not include any financial transactions for RSV, Inc. (“RSV”). Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The Company recorded the investment in RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to September 30, 2004. The Company recorded the $600,000 value of the stock issued to RSV as a deposit on investment which is included in other assets on the Company’s balance sheet at September 30, 2004. The financial statements to this amendment No. 2 also reflects the reversal of the fixed assets and related debt from the J. Bently Companies, Inc. transaction as the Company has been unable to obtain a clear title to the those assets. This amendment No. 2 also includes expanded disclosure regarding our lack of internal controls.
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
Recent Acquisitions
          We currently operate six truckload carriers, of which, four of these carriers were acquired in April 2004. The following table summarizes our recent acquisitions:

				Debt/Equipment
	Structure		Common	Leases
	of	Cash @	Shares	Assumed		Type of
Acquisition	Transaction	Close	Issued	(Estimate)		Equipment	Equipment
Express Freight						Van/Non-asset	106 o/o
Systems, Inc. *	Merger	$2,000,000	3,750,000	0	*	based

Highway Transport,	Asset					Flatbed/Asset	32 Tractors
Inc.	Purchase	0	350,000	1,594,000		based	12 o/o

Highbourne	Asset					Van/Non-asset
Corporation(2)	Purchase	0	200,000	0		based	34 o/o

Carolina Truck	Asset					Van/Asset	7 Tractors,
Connection, Inc.	Purchase	0	1,200,000	489,000		based	2 o/o

		$2,000,000	5,500,000	$2,083,000

*	On August 16, 2004, This Merger Agreement was amended which reduced the common shares issued * to 3,750,000 and eliminated Long-Term Debt and Equipment Leases Assumed to $-0-.
Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The RSV transaction was recorded as a deposit on investment and no RSV financial activity for the period April 29, 2004 (agreement date) to September 30, 2004 was recorded on the Company’s books, therefore the data for RSV is not included in this table.
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
          On August 16, 2004, the Company and the former EFS Shareholders mutually agreed to amend the original Merger Agreement and simultaneously executed a Terminal Services Agreement. Major elements of this amendment include:
o	The mutual termination of the Master Equipment Lease Agreement (“MELA”). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to us for the movement of our freight.

o	The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

o	3,750,000 shares of our common stock will be forfeited and returned to us as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

o	All six employment agreements were mutually terminated by us and the former EFS shareholders and employees.

o	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

o	XRG, Inc. (“Carrier”) and the former EFS shareholders (“Agent”) executed a Terminal Agreement on August 16, 2004 which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent’s terminal. The term of the Terminal Agreement is ongoing with severe penalties if Agent terminates or violates the default provisions with damages of $2 million if occurring in the first year, and $400,000 less each year thereafter. The former EFS shareholders are held personally, jointly and severally, liable for these damages upon termination or default.
MERGER WITH RSV, INC.
The RSV, Inc. transaction closed on April 29, 2004. We issued a total of 2,000,000 shares of our common stock to the two RSV shareholders. There was no cash paid at closing to the RSV shareholders. We are obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days of the closing. Our failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. Based upon the results of our due diligence investigations and our limited financial resources we did not assume the liabilities and debts of RSV. Also XRG never took title to the RSV assets. We recorded the value of the common stock issued to RSV as a deposit on investment and no other financial activity of RSV was recorded on our books. No financial transactions have been recorded for RSV for the six months ended September 30, 2004
ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.
          Effective April 1, 2004, we acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. (“HTI”), an Alabama corporation. We issued the shareholders of HTI 350,000 shares of our common stock. We assumed approximately $1,689,000 of HTI’s obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.
ASSET ACQUISITION OF HIGHBOURNE CORPORATION
          Effective April 2, 2004, we closed an asset acquisition agreement with Highbourne Corporation (“HBC”), an Illinois corporation. We issued a total of 200,000 shares of common stock to the two stockholders of HBC. Inasmuch as this is a non-asset based carrier, we did not assume any long-term equipment or other liabilities in connection with this acquisition. We agreed to lease the current HBC facilities from one of the HBC shareholders for a 24 month term with $3,000 monthly payments. We entered into two year employment agreements with each of the HBC shareholders at rates of $32,000 and $85,000 per annum respectively. We have also agreed to pay the major HBC shareholder an annual commission equal to two percent of the gross revenue billed each year through the HBC operation in the form of our restricted common stock valued at market on the day of payment. We also agreed to a quarterly bonus program based upon quarterly operating results.
          On October 4, 2004, the Company (“Carrier”) mutually entered into a five year Terminal Agreement with the shareholders Highbourne Corporation under AGB Transportation Services, LLC (“Agent”). This Terminal Agreement entitles the Highbourne Corporation shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent’s terminal.
ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.
          On April 28, 2004 we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation (“CTC”). We issued 1,200,000 shares of our common stock to the two shareholders of CTC. We also entered into employment/consulting agreements with the CTC shareholders. We assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. In order to secure this obligation, we have granted the CTC shareholder a security interest in the acquired assets and equipment from CTC pursuant to the Asset Purchase Agreement. The Registrant’s failure to consummate a refinancing, pay-off or satisfaction of the CTC debt within such timeframe entitles the CTC shareholder, subject to the terms and conditions of the Security Agreement, to a return of the CTC assets and equipment. Although we believe we will be able to refinance the subject debt, based upon current communications with lenders and financing sources, there is no assurance that such financing will occur within the agreed upon timeframes. The failure to consummate a refinancing, satisfaction or pay-off of such liabilities could result in a foreclosure upon the CTC equipment and assets pursuant to the terms of the related Security Agreement. The CTC shareholder has agreed to an extension of time to complete a refinancing. On September 10, 2004, we executed a promissory note with our major shareholder to refinance approximately $225,000 of this debt. Fifty (50%) of the proceeds of any new debt or equity raised subsequent to the funding of this note must be used to reduce the amount due on the note within three (3) days of receipt.
GENERAL
MANAGEMENT’S INTERIM OPERATING PLAN
          We acquired the operations of five trucking companies and implemented one fleet arrangement with one trucking company between September 2003 and April 2004. Through acquisitions and internal growth we expanded from approximately $4.7 million in revenue in our fiscal year ended March 31, 2004 to approximately $37 million run rate in fiscal 2005. We have established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan focused on the restructuring of our acquisition of Express Freight Systems, Inc., on August 16, 2004. In addition, the Company restructured its asset purchase of Highbourne Corporation on October 4, 2004. These restructurings fix our operating costs for these companies through an agency arrangement under terminal agreements. The Company’s profit improvement plan may decrease its operating losses in the future; however, there is no assurance that this plan will be effective in obtaining profitability for the Company.
          During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table summarizes our current truckload carrier operations:

	Headquarters		Owner/Operators or		Closing
Company	Location	Carrier Type	Owned Tractors	Trailers	Date
J. Bently Companies, Inc.*	Sweetwater, TN	Van	17 Owner Operators, 46 Fleet Contracted Tractors, 7 Company tractors	209	September 1, 2003*

R&R Express Intermodal, Inc.	Pittsburgh, PA	Intermodal	34 Owner Operators	—	January 1, 2004

Highbourne Corporation	Champaign, IL	Van	34 Owner Operators	46	April 2, 2004

Highway Transport	Evergreen, AL	Flatbed	32 Tractors, 12 Owner Operators 1 Company tractor	47	April 1, 2004

Express Freight Systems	Chattanooga, TN	Van	106 Owner Operators	242	April 21, 2004

Carolina Truck Connection	Fletcher, NC	Van	7 Tractors, 2 Owner Operators, 7 Company Tractors	40	April 28, 2004

*	Began operating under a Fleet Owner and Independent Contractor Agreement on this date.
The RSV transaction was recorded as a deposit on investment and no RSV financial activity for the period April 29, 2004 (agreement date) to September 30, 2004 was recorded on the Company’s books, therefore the data for RSV is not included in this table.

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
Revenue Equipment
          We operate approximately 305 tractors at September 30, 2004, of which approximately 54 are company-owned equipment and 251 are provided by independent contractors (owner operators) or by a fleet agreement. Of our trailers, at September 30, 2004, 584 were financed under operating, capital leases and short-term rental arrangements.
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

          We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long- lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.
RESULTS OF OPERATIONS
Three months ended September 30, 2004 compared to three months ended September 30, 2003
          XRG generated $10,105,147 in revenues during the three month period ended September 30, 2004 as compared to $298,225 during the three month period ended September 30, 2003. Our revenues increased $9,806,922 or 3,288% from the three month period ended September 30, 2003 to the same period in 2004. This increase is the result of revenues attributable to four new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          Cost of revenues were $8,449,334 and $22,970 resulting in a gross margin of $1,655,813 and $275,255 during the three month period ended September 30, 2004 and 2003, respectively. Related expenses during the three month period ended September 30, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended September 30, 2004 were owner-operator settlements of $5,078,226, and company driver payroll costs of $1,066,580. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          For the three month period ended September 30, 2004, total selling, general and administrative expenses were $3,568,641 as compared to $1,063,135 for the same period of the previous year, an increase of $2,505,506 or 236%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $1,570,000, general and administrative costs associated with our new acquisitions including insurance costs of $601,867, payroll costs of $585,387, and agent commissions of $296,306 during the three month period ended September 30, 2004. The expense related to the common stock shares and warrants are expensed over the service period.
          We recorded restructuring costs of $13,378 for the three month period ended September 30, 2004 as compared to $-0- for the same period of the previous year. The $13,378 of restructuring costs during the three month period ended September 30, 2004 was from a lease restructuring.
          Interest expense for the three month period ended September 30, 2004 and 2003 was $242,596 and $32,437, respectively. This increase of $210,159 is primarily the result of interest on loans and bank service charges. In addition, we incurred factorer fees of $141,717 during the three month period ended September 30, 2004.
          We recorded $80,119 and $122,532 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the three month period ended September 30, 2004 and 2003, respectively.

          We had a net loss of $2,248,921 for the three month period ended September 30, 2004 as compared to a loss of $942,849 for the three month period ended September 30, 2003. This increase in our operating loss over that of the three month period ended September 30, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.
          The basic loss per share was $.01 for the three month period ended September 30, 2004 compared to a basic loss per share of $.05 for the three month period ended September 30, 2003. The basic weighted average shares outstanding for the three month period ended September 30, 2004 was 258,373,089 as compared to 17,435,202 for the three month period ended September 30, 2003.
Six months ended September 30, 2004 compared to six months ended September 30, 2003
          XRG generated $19,626,455 in revenues during the six month period ended September 30, 2004 as compared to $298,225 during the six month period ended September 30, 2003. Our revenues increased $19,328,230 or 6481% from the six month period ended September 30, 2003 to the same period in 2004. This increase is the result of revenues attributable to four new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          Cost of revenues were $17,144,687 and $22,970 resulting in a gross margin of $2,481,768 and $275,255 during the six month period ended September 30, 2004 and 2003, respectively. Related expenses during the six month period ended September 30, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended September 30, 2004 were owner-operator settlements of $9,838,956, equipment rental costs of $218,412 and company driver payroll costs of $2,025,170. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          For the six month period ended September 30, 2004, total selling, general and administrative expenses were $7,070,453 as compared to $1,225,625 for the same period of the previous year, an increase of $5,844,828 or 477%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $1,570,000, general and administrative costs associated with our new acquisitions including insurance costs of $1,401,091, payroll costs of $1,593,258, and agent commissions of $544,562 during the six month period ended September 30, 2004. The expense related to the common stock shares and warrants are expensed over the service period.
          We recorded restructuring costs of $13,378 for the six month period ended September 30, 2004 as compared to $-0- for the same period of the previous year. The $13,378 of restructuring costs during the six month period ended September 30, 2004 was from a lease restructuring.
          Interest expense for the six month period ended September 30, 2004 and 2003 was $597,254 and $68,942, respectively. This increase of $528,312 is primarily the result of interest on loans and bank service charges. In addition, we incurred factorer fees of $251,489 during the six month period ended September 30, 2004. During the six month period ended September 30, 2004, approximately $500,000 of notes payable was converted into our common stock.

          We recorded $153,844 and $551,798 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the six month period ended September 30, 2004 and 2003, respectively.
          We had a net loss of $5,353,161 for the six month period ended September 30, 2004 as compared to a loss of $1,571,110 for the six month period ended September 30, 2003. This increase in our operating loss over that of the six month period ended September 30, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.
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
          We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration

Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. Liquidating damages, for non-filing of a Registration Statement, amount to approximately $195,000 as of October 15, 2004. We filed a Registration Statement on November 12, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.
          In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, we shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Liquidating damages, for lack of appointment of Independent Directors, amount to approximately $195,000 as of October 15, 2004. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. We appointed 3 directors on November 15, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.
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
          During the six month period ended September 30, 2004, we raised $2,620,000 in exchange for 26,200,002 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $262,000 and Common Stock Purchase Warrants representing the right to purchase 2,685,500 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
          During the six month period ended September 30, 2004, we used $4,052,859 in cash from operating activities as compared to $101,303 during the same period in 2003. Investing activities for the present six month period primarily consisted of acquisitions of truckload carriers of $2,000,000 and purchases of equipment of $12,923. Financing activities for six month period ended September 30, 2004 provided $6,065,782 primarily from proceeds from common stock issued and to be issued. In addition, a factoring line of credit provided $625,811. For the six month period ended September 30, 2004, cash increased $-0- as compared to an increase of $53,052 in the same period of the prior year.
          Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $5,353,000 for the six months ended September 30, 2004, has an accumulated deficit at September 30, 2004 of approximately $26,501,000, which consists of approximately $15,405,000 from unrelated dormant operations and $11,096,000 from current operations; and a tangible net worth of approximately $59,000 as of September 30, 2004. In addition, the Company has negative working capital of approximately $2,232,000 at September 30, 2004 and has used approximately $4,053,000 of cash from operations for the six months ended September 30, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
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
Item 3. Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, current management concluded that our disclosure controls and procedures for the six months ended September 30, 2004 were inadequate and that XRG continues to experience material weaknesses in its disclosure controls and procedures. In an attempt to mitigate such disclosure controls and procedures weaknesses we have entered into the Administrative Services Agreement with R&R Express, Inc. effective April, 20 2005. We have also restructured our business model from an asset based to a non-asset based carrier which should substantially reduce the accounting and administrative controls and procedures requirements imposed upon us. We have also begun implementing one uniform accounting and information systems software package – Load Z which we hope will substantially improve all our financial and information reporting systems.
(b) Changes in internal controls over financial reporting. In connection with the Sarbanes-Oxley Act, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. In connection with our ongoing evaluation of internal controls over financial reporting, certain internal control matters were noted that require corrective actions.
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
3. We are searching for a new Chief Financial Officer to replace our former Chief Financial Officer. Currently, a substantial amount of our financial statement preparation and underlying schedules are prepared utilizing the services of an outside consultant. This consultant assisted us during the preparation of our 2003 and 2004 audits. However, we believe it is essential to have a fulltime and competent Chief Financial Officer on site if we are to adequately remediate the controls and procedures deficiencies identified by PNC.
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
5. During the six months ending September 30, 2004, we did not timely reconcile our bank accounts. We are currently dedicating an accounting clerk to make more timely reconciliations of all bank accounts on a monthly basis.
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
     In May, 2003, a legal action was filed in Franklin County, Ohio, against XRG, Inc. (and against our president, based on a personal guaranty) by the landlord of our former office space in Pittsburgh, Pennsylvania. The landlord claimed approximately $63,000 in unpaid rent. In January 2004, the court granted our motion to dismiss the case for lack of proper jurisdiction in the State of Ohio. In February 2004, the landlord filed a legal action in Allegheny County, Pennsylvania. We filed a Complaint in Allegheny County in Common Please court for breach of lease and filed a counterclaim for damages. In October 2004, we received a settlement offer from the landlord in the amount of $13,333.00 if paid on or before November 30, 2004. As of September 30, 2004, management has not made a decision on settling this case. We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. We recorded reserves regarding these matters of $13,333.00 in our financial statements as of September 30, 2004.
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
     We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. Liquidating damages, for non-filing of a Registration Statement, amount to approximately $195,000 as of October 15, 2004. We filed a Registration Statement on November 12, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.

     In connection with the Stock Purchase Agreement, we agreed to cause the appointment of at least three (3) independent directors and to appoint an audit committee and compensation committee consisting of a majority of outside members. If no such directors are appointed, we shall pay to the Investor, pro rata, as liquidated damages an amount equal to twenty four percent (24%) of the purchase price per annum, payable monthly. Liquidating damages, for lack of appointment of Independent Directors, amount to approximately $195,000 as of October 15, 2004. Provided that we comply with the independent director covenant, the Investor has agreed to allow up to fifteen percent (15%) of the voting rights for our shares to be voted by our Board of Directors for one (1) year. We appointed 3 directors on November 15, 2004 and our major shareholder has verbally agreed to waive these liquidating damages.
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
     During the six month period ended September 30, 2004, we raised $2,620,000 in exchange for 26,200,002 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $262,000 and Common Stock Purchase Warrants representing the right to purchase 2,685,500 shares of Common Stock at $0.10 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
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
Current Report on Form 8-K (Items 4.01 and 9.01) dated October 12, 2004 (filed with the Commission on October 14, 2004) reporting changes in Registrant’s Certifying Accountant.
Current Report on Form 8-K (Item 5.02) dated November 15, 2004 (filed with the Commission on November 15, 2004) reporting the election of three board members.
SIGNATURES
          Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

XRG, Inc.

Dated: December 16, 2005

	/s/	Richard Francis

Richard Francis
President, CEO,CFO & Director

	/s/	Jay Ostrow

Jay Ostrow
Principal Accounting Officer, Controller