Form 10QSB/A
period 2004-12-31
XRG INC
filed 2005-12-19
CIK 1168375

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
AMENDMENT NO. 1
TO
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the quarterly period ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act
                            For the transition period from ______ to ______
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
Yes ☐            No ☑
     The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of February 22, 2005 was 14,504,871.
     Transitional Small Business Disclosure Format:
Yes ☐            No ☑

In this amendment No. 1 to Form 10-QSB the Company did not include any financial transactions for RSV, Inc. (“RSV”). Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The Company recorded the investment in RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to December 31, 2004. The Company recorded the $600,000 value of the stock issued to RSV as a deposit on investment which is included in other assets on the Company’s balance sheet at December 31, 2004. The financial statements to this amendment No. 2 also reflects the reversal of the fixed assets and related debt from the J. Bently Companies, Inc. transaction as the Company has been unable to obtain a clear title to the those assets. This amendment No. 1 also includes expanded disclosure regarding our lack of internal controls.

i

XRG, Inc. and Subsidiaries

ii

XRG, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2004
(Unaudited)

Assets
Current assets:
Accounts receivable, net of allowance of $133,746	$4,890,968
Other current assets	844,382

Total current assets	5,735,350

Fixed assets, net of accumulated depreciation	2,270,792

Other assets
Goodwill	3,757,988
Other assets	1,425,226

Total other assets	5,183,214

$13,189,356

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$905,040
Current portion of long-term convertible debt; net of unamortized discount of $73,725	231,276
Current portion of capital lease obligations	6,111
Bank overdraft	644,924
Accounts payable	592,849
Accrued expenses	593,996
Accrued purchased transportation	102,798
Accrued payroll expenses	127,158
Factor line of credit	3,487,967
Related party advances and payables	163,126

Total current liabilities	6,855,245

Long-term liabilities:
Notes payable	1,284,041
Other long-term liabilities	55,923

Total long-term liabilities	1,339,964

Total liabilities	8,195,209

Stockholders’ equity:
Series A Preferred stock; $.001 par value; 5,000,000 shares authorized, issued and cancelled	—
Preferred stock; $.001 par value; 45,000,000 shares authorized	—
Common stock; $.001 par value; 25,000,000 shares authorized; 14,500,040 shares issued and outstanding	14,500
Common stock to be issued	24,000
Additional paid-in capital	33,137,265
Subscription receivable	(380,000)
Accumulated deficit	(26,621,618)
Treasury stock; at cost, 210,500 shares	(1,180,000)

Total stockholders’ equity	4,994,147

$13,189,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$10,630,462	$908,065	$30,256,917	$1,206,290

Cost of revenues	7,472,214	228,130	24,616,901	251,100

Gross profit	3,158,248	679,935	5,640,016	955,190

Selling, general and administrative expenses	3,091,250	281,921	10,161,703	1,507,546
Restructuring costs	—	—	13,378	—

	3,091,250	281,921	10,175,081	1,507,546

Income (loss) from operations	66,998	398,014	(4,535,065)	(552,356)

Interest expense	(187,586)	(153,799)	(784,840)	(222,741)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	—	—	(153,844)	(551,798)

	(187,586)	(153,799)	(938,684)	(774,539)

Net income (loss) applicable to common shareholders	$(120,588)	$244,215	$(5,473,749)	$(1,326,895)

Basic income (loss) per common shareholder	$(0.01)	$0.22	$(0.52)	$(1.59)

Basic weighted average number of common shares outstanding	13,920,467	1,110,354	10,456,005	832,791

Diluted income (loss) per common shareholder	$(0.01)	$0.21	$(0.52)	$(1.59)

Diluted weighted average number of common shares outstanding	13,920,467	1,165,123	10,456,005	832,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	December 31,
	2004	2003
Operating activities
Net loss	$(5,473,749)	$(1,326,895)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	445,281	10,249
Bad debt	112,746	—
Common stock, options and warrants issued for services and compensation	1,997,667	856,076
Stock issued in lieu of interest	188,400	4,955
Amortization of discount and intrinsic value of convertible notes	73,725	671,053
Amortization of deferred financing fees	20,442	—
Amortization of deferred stock compensation and consulting	163,689	—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	(1,810,553)	(66,408)
Other assets	(608,394)	—
Increase (decrease), net of effect of acquisitions:
Accounts payable	233,102	46,278
Accrued expenses and other liabilities	63,339	9,491

Total adjustments	879,444	1,531,694

Net cash provided by (used in) operating activities	(4,594,305)	204,799

Investing activities
Purchase of equipment	(567,673)	(1,305)
Acquisition for business	(2,000,000)	—
Deposit on purchase of transportation equipment	—	(50,000)

Net cash used by investing activities	(2,567,673)	(51,305)

Financing activities
Bank overdraft	593,593	191,084
Increase in advances to J. Bently Companies, Inc.	—	(1,142,653)
Factoring line of credit	683,151	59,094
Net borrowings (payments) on stockholder advances	(260,000)	38,500
Proceeds from common stock issued and to be issued and options exercised	6,730,853	463,918
Proceeds from common stock to be issued	—	80,000
Proceeds from issuance of notes payable, net	421,611	270,000
Principal payments on notes payable	(846,128)	(30,000)
Payment for treasury stock	(95,000)	(100,000)
Payments on capital lease	(66,102)	—

Net cash provided by (used by) financing activities	7,161,978	(170,057)

Net decrease in cash	—	(16,563)
Cash at beginning of period	—	16,563

Cash at end of period	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Supplemental disclosures of cash flow information and non-cash investing and financing activities:

Cash paid during the period for interest	$555,556	$64,139

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
During the first quarter of 2004, the Company issued 580,000 shares of common stock in conjunction with several acquisitions of which 100,000 was for the RSV transaction which was accounted for as a deposit on investment (see Note 6 below for a detailed discussion of these acquisitions). During the second quarter of 2004, the Company amended the agreement with Express Freight Systems, Inc.’s (EFS) prior shareholders which requires the EFS prior shareholders to return 187,500 shares of common stock which was recorded as treasury stock at December 31, 2004.
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
During the three months ended December 31, 2004, we raised $1,375,000 in exchange for 875,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $154,500 and Common Stock Purchase Warrants representing the right to purchase 527,000 shares of Common Stock at $2.00.
During the nine months ended December 31, 2003, the Company recorded a discount on convertible notes payable of $143,984 which related to the beneficial conversion feature of the notes payable and the warrants disused with these notes. The discount is being amortized over the life of the related notes.
During the period ended December 31, 2003, the Company entered into agreements with note holders to convert $753,000 in notes payable into 75,300 shares of common stock. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. These shares were issued in September, 2003. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 for the period ended December 31, 2003.
During the period ended December 31, 2003, 236,600 shares of the Company’s common stock were issued in exchange for warrants. These warrants were exchanged for a like number of shares of common stock on a one for one basis for no additional consideration in connection with the conversion of the notes.
The Company issued 57,500 shares of common stock for deposits on transportation equipment purchased from J. Bently Companies, Inc.
The Company issued 10,000 shares for a deposit on the acquisition of R&R Express Intermodal, Inc. In December 2003, the Company modified the Stock Purchase Agreement with R&R Express Intermodal, Inc. to purchase 5,000 of these shares for $100,000 which is reflected as treasury stock at cost.
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
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately 5,474,000 for the nine months ended December 31, 2004, has an accumulated deficit at December 31, 2004 of approximately $26,622,000, which consists of approximately $15,405,000 from unrelated dormant operations and $11,217,000 from current operations; and a tangible net worth of approximately $1,236,000 as of December 31, 2004. In addition, the Company has negative working capital of approximately $1,120,000 at December 31, 2004 and has used approximately $4,594,000 of cash from operations for the nine months ended December 31, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
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

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(120,588)	$244,215	$(5,473,749)	$(1,326,895)
Deduct: Fair value of stock-based employee compensation costs	—	—	(13,205)	—
Plus: Intrinsic value of compensation costs included in net loss	—	—	13,200	—

Pro forma net income (loss)	$(120,588)	$244,215	$(5,473,754)	$(1,326,895)

Income (loss) per share:
Basic as reported	$(0.01)	$0.22	$(0.52)	$(1.59)

Basic pro forma	$(0.01)	$0.22	$(0.52)	$(1.59)

Diluted as reported	$(0.01)	$0.21	$(0.52)	$(1.59)

Diluted pro forma	$(0.01)	$0.21	$(0.52)	$(1.59)

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
3. Fixed assets
As of December 31, 2004, the Company had the following fixed assets:

Trailers	$281,000
Tractors	2,111,250
Machinery and equipment	8,000
Office equipment and software	221,909

2,622,159

Accumulated depreciation	(351,367)

Total Fixed assets, net	$2,270,792

During the first quarter of 2004, the Company acquired fixed assets totaling $5,532,191 related to the acquisitions it made (See acquisition note 6 below). During the second quarter of 2004, the Company reduced fixed assets by $3,620,491 in accordance with the amended agreement entered into with Express Freight Systems, Inc. prior shareholders during the second quarter (See acquisition note 6 below).
Depreciation totaled approximately $445,300 and $10,200 for the nine months ended December 31, 2004 and 2003, respectively.
The Company has recorded the RSV transaction as a deposit on investment and didn’t record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to December 31, 2004. Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, the Company didn’t take title to the RSV assets. Therefore, the Company didn’t record $2,030,000 of fixed assets pertaining to the RSV transaction on its financial statements at December 31, 2004. See Note 6 below for a further discussion regarding the RSV transaction.
The Company has not been able to obtain a clear title to the assets from the J. Bently Companies, Inc. transaction; therefore, the Company did not record the fixed assets nor the related debt on its financial statements at December 31, 2004. The amount of fixed assets related to this transaction at December 31, 2004 is $1,369,800.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended December 31, 2004 and 2003 (Unaudited)
4. Notes Payable
During the first quarter of 2004, certain note holders converted notes totaling $490,000 to common stock. The Company issued 122,500 shares of its common stock to these note holders for this conversion.
The following table outlines the notes payable balance for each entity at December 31, 2004:

XRG, Inc. — Notes payable: interest ranging from 6.00% to 10.00%; Monthly payments of approximately $13,500; due at various dates between December 2004 and December 2007; one note required a balloon payment of $166,275 due by December 1, 2004, the lender has extended the due date to March 31, 2005; Secured by equipment and securities	$738,952

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.48% to 8.53%; Monthly payments of approximately $6,000; due at various dates between September 2005 to December 2008; one note required a balloon payment of $226,000 due by November 10, 2004, the lender has extended the due date to March 31, 2005; Secured by equipment.	431,308

Highway Transport, Inc. — Notes payable; interest ranging from 6.25% to 14.95%; Monthly payments of approximately $42,000; due at various dates between 2004 to 2006; Secured by equipment.*	1,250,097

$2,420,357

*	The Company has an obligation to assume these notes in connection with its acquisitions.
Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. (“CTC”) which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.
The Company has recorded the RSV transaction as a deposit on investment and didn’t record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to December 31, 2004. The Company didn’t assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Therefore, the Company didn’t record the RSV debt outstanding of $1,677,431 on its financial statements at December 31, 2004. See Note 6 below for a further discussion regarding the RSV transaction.
The Company has not been able to obtain a clear title to the assets from the J. Bently Companies, Inc. transaction, therefore the Company does not have the fixed assets nor the related debt recorded on its books at December 31, 2004.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended December 31, 2004 and 2003 (Unaudited)
The amount of debt related to this transaction at December 31, 2004 is $443,102.
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
The Company also entered into a Registration Rights Agreement with the Investor. The Company is obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. On February 18, 2005 the Company filed a request that its Registration Statement No. 333-12412 filed under cover of Form SB-2 be withdrawn pursuant to Rule 477. Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron are approximately $340,000.
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
In 2004, the Company raised an additional $1,450,000 ($1,252,488 net of cash offering costs) in exchange for 725,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors in a private placement transaction. In addition, five-year warrants were issued representing the right to purchase 181,250 shares of Common Stock at $2.00 per share. At December 31, 2004, 725,000 of these shares were issued.
In second quarter of 2004, the Company granted warrants to purchase approximately 1,123,042 shares of its common stock for offering fees. These warrants were valued at $5,205,003. In 2004, the Company issued warrants to purchase 46,667 of its shares of common stock at an exercise price of $2.00 per share. These warrants previously had an exercise price of $2.40 to $3.00 per share and were repriced to $2.00 per share. The difference in the value of these warrants using the $2.00 price per share was immaterial.
Pursuant to the terms of the EFS Merger Agreement the former EFS shareholders were issued 375,000 shares of the Registrant’s common stock. 187,500 shares of the Company’s common stock will be forfeited and returned to the Company as part of the EFS amendment (See acquisition note 6). These 187,500 shares valued at $828,750 are recorded as treasury stock. In 2004, the Company also acquired 15,818 shares of stock for $95,000 which brings the total treasury stock to 210,500 at December 31, 2004.
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
During the three months ended December 31, 2004, we raised $1,375,000 in exchange for 875,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $154,500 and Common Stock Purchase Warrants representing the right to purchase 527,000 shares of Common Stock at $2.00. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
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
On August 16, 2004, the Company and the former EFS Shareholders mutually agreed to amend the original Merger Agreement and simultaneously executed a Terminal Services Agreement. Major elements of this amendment include:
o	The mutual termination of the Master Equipment Lease Agreement (“MELA”).

o	The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

o	Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the former shareholders of EFS that they will retain as purchase consideration. In addition, the former EFS shareholders were issued 375,000 shares of the Registrant’s common stock. 187,500 shares of our common stock was forfeited and returned to the Company as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment. This reduced the purchase price from $5,041,000 to $3,066,000.

o	All six employment agreements were mutually terminated by the Company and the former EFS shareholders and employees.

o	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

o	XRG, Inc. (“Carrier”) and the former EFS shareholders (“Agent”) executed a Terminal Agreement which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent’s terminal. The term of the Terminal Agreement is ongoing with severe penalties if Agent terminates or violates the default provisions with damages of $2 million if occurring in the first year, and $400,000 less each year thereafter. The former EFS shareholders are held personally, jointly and severally, liable for these damages upon termination or default.

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

Accounts receivable	$1,609,474
Other current assets	99,031
Other assets	55,171
Goodwill and other intangibles	2,982,092

Total assets acquired	4,745,768

Accrued expenses and payables	(114,682)
Other liabilities	(63,957)
Factorer line of credit	(1,501,129)

Total liabilities assumed	(1,679,768)

Total purchase price	$3,066,000

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
The Company recorded the common stock it issued to RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to December 31, 2004. The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. XRG never took title to the RSV assets. The Company recorded the $600,000 value of the stock issued to RSV as a deposit on investment. The following is a summary of the RSV amounts had they been recorded on the Company’s books at December 31, 2004:
Fixed Assets: $2,030,000 and accumulated depreciation of $121,800
Debt: $1,677,431
Revenues: $3,728,244
Expenses: $3,411,100
Net Income: $317,144
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
Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. (“CTC”) which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.
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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$10,630,462	$9,773,403	$31,072,472	$27,802,303
Net loss applicable to common shareholders	$(120,588)	$(23,238)	$(5,572,631)	$(2,129,255)

Basic loss per share	$(0.01)	$0.02	$(0.53)	$(1.88)
8. Subsequent Events
On December 27, 2004 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. The Information Statement was filed in connection with a one (1) for twenty (20) reverse stock split effective January 3, 2005. Additionally, on that date, our Certificate of Incorporation was amended and the authorized number of common shares was reduced from 500,000,000 to 25,000,000. Our new trading symbol is “XRGI” on the OTC electronic bulletin board.
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
On February 24, 2005 the Company finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company’s existing factoring arrangements. Pursuant to this agreement, the Company has the right to advance against 80% of its eligible accounts receivable. The Company is subject to lock-box arrangements and funds from the collection of the Company’s receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.
In connection with this financing, a $75,000 commitment fee was paid to Capco at closing and the Company agreed to issue Capco common stock purchase warrants with a value equal to $150,000. Said warrant will have an exercise price equal to 120% of the 30 day average of the closing bid price of the Company’s common stock prior to the closing of this facility. In addition, a finder has requested a cash fee equal to 3% of the initial draw down which equals $114,364.11 and a cash fee equal to 3% of additional draw downs on this facility up to a $10 million maximum. The Company agreed in principal to said fees. The finder requested additional warrants which the Company is not willing to issue. The Company is currently negotiating with this finder a resolution of its fees. During February 2005 two directors resigned from the Board of Directors. One director resigned due to other commitments, the other director was unable to agree upon an acceptable level of board compensation for his services.
At the February 16, 2005 meeting, the Board of Directors approved that the obligations from XRG to the Company’s Chief Financial Officer and the Company’s Chairman of the Board will be converted into shares of our common stock at a conversion price of $1.00 per share for accrued compensation. These obligations of $140,000 were converted into 140,000 shares of common stock.

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
In this amendment No. 1 to Form 10-QSB the Company did not include any financial transactions for RSV, Inc. (“RSV”). Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The Company recorded the investment in RSV as a deposit on investment instead of a merger and did not record any of RSV’s financial activity for the period April 29, 2004 (agreement date) to December 31, 2004. The Company recorded the $600,000 value of the stock issued to RSV as a deposit on investment which is included in other assets on the Company’s balance sheet at December 31, 2004. The financial statements to this amendment No. 2 also reflects the reversal of the fixed assets and related debt from the J. Bently Companies, Inc. transaction as the Company has been unable to obtain a clear title to the those assets. This amendment No. 1 also includes expanded disclosure regarding our lack of internal controls.
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

Recent Acquisitions
          We currently operate six truckload carriers, of which, four of these carriers were acquired in April 2004. The following table summarizes our recent acquisitions:

				Long Term
				Debt/Equipment
	Structure		Common	Leases
	of	Cash @	Shares	Assumed	Type of
Acquisition	Transaction	Close	Issued	(Estimate)	Equipment	Equipment
Express Freight Systems, Inc.(1)	Merger	$2,000,000	187,500	0	Van/Non-asset based	106 O/O 32 Tractors

Highway Transport, Inc.	Asset Purchase	0	17,500	1,594,000	Flatbed/Asset based	Tractors, 12 O/O

Highbourne Corporation (2)	Asset Purchase	0	10,000	0	Van/Non-asset based	34 O/O

Carolina Truck Connection, Inc.	Asset Purchase	0	60,000	489,000	Van/Asset based	7 Tractors, 2 O/O

		$2,000,000	275,000	$2,083,000

(1)	On August 16, 2004, this Merger Agreement was amended which reduced the common shares issued to 187,500 and eliminated Long-Term Debt and Equipment Leases Assumed to $-0-.

(2)	On October 4, 2004, the Company entered into a five year Terminal Agreement with the shareholders of Highbourne Corporation.
Based upon the results of XRG’s due diligence investigations and due to XRG’s limited financial resources, the Company did not assume the liabilities and debts of RSV. Also, XRG never took title to the RSV assets. The RSV transaction was recorded as a deposit on investment and no RSV financial activity for the period April 29, 2004 (agreement date) to December 31, 2004 was recorded on the Company’s books, therefore the data for RSV is not included in this table.
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
          Pursuant to the terms of the EFS Merger Agreement $2,000,000 from the Stock Purchase Agreement was paid to the shareholders of EFS. In addition EFS shareholders were issued 375,000 shares of the Registrant’s common stock. EFS was entitled to receive an additional $1,000,000 upon XRG competing a successful offering.
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
          On August 16, 2004, the Company and the former EFS Shareholders mutually agreed to amend the original Merger Agreement and simultaneously executed a Terminal Services Agreement. Major elements of this amendment include:
o	The mutual termination of the Master Equipment Lease Agreement (“MELA”). The MELA required us to pay Express Leasing Systems, Inc. approximately $55,000 per month for a term of 36 months and contained a $1,000,000 buyout at lease end. This lease consisted of a pool of approximately 270 trailers from an entity owned by the prior shareholders of EFS. This termination provides a provision that all trailers under the MELA are made available to us for the movement of our freight.

o	The mutual termination of the Facility Lease Agreement for the office building in Chattanooga, Tennessee from the prior shareholders of EFS and a warehouse facility in California.

o	187,500 shares of our common stock will be forfeited and returned to us as part of the amendment. The additional $1,000,000 payment to the former EFS shareholders was mutually terminated as part of this amendment.

o	All six employment agreements were mutually terminated by us and the former EFS shareholders and employees.

o	Former EFS shareholders personally assumed all overdraft bank liabilities and bank loans, as well as, all bank loans of Express Freight Systems, Inc. In addition, former EFS shareholders assumed all trade payables and accruals prior to March 1, 2004. All bad debts and charge-backs attributable to receivables outstanding as of April 21, 2004 were assumed by the former EFS Shareholders.

o	XRG, Inc. (“Carrier”) and the former EFS shareholders (“Agent”) executed a Terminal Agreement on August 16, 2004 which entitles the former EFS shareholders as Agent to receive a commission of 85% of revenues on shipments that are secured, processed and supervised under the direction of the Agent. Under this agreement, Carrier is not responsible for any expenses incurred for the operation of the Agent’s terminal. The term of the Terminal Agreement is ongoing with severe penalties if Agent terminates or violates the default provisions with damages of $2 million if occurring in the first year, and $400,000 less each year thereafter. The former EFS shareholders are held personally, jointly and severally, liable for these damages upon termination or default.

MERGER WITH RSV, INC.
The RSV, Inc. transaction closed on April 29, 2004. We issued a total of 100,000 shares of our common stock to the two RSV shareholders. There was no cash paid at closing to the RSV shareholders. We are obligated to remove the majority RSV shareholder as a guarantor on approximately $2,000,000 of RSV debt within 45 days of the closing. Our failure to consummate a refinancing, payoff or satisfaction of the RSV debt within such timeframes entitles the RSV shareholder, subject to the terms and conditions of the stock escrow agreement, to a return of the RSV shares. Based upon the results of our due diligence investigations and our limited financial resources we did not assume the liabilities and debts of RSV. Also XRG never took title to the RSV assets. We recorded the value of the common stock issued to RSV as a deposit on investment and no other financial activity of RSV was recorded on our books. No financial transactions were recorded for RSV, for the nine months ended December 31, 2004
ASSET ACQUISITION OF HIGHWAY TRANSPORT, INC.
          Effective April 1, 2004 we acquired certain of the assets and assumed certain of the liabilities of Highway Transport, Inc. (“HTI”), an Alabama corporation. We issued the shareholders of HTI 17,500 shares of our restricted common stock. We assumed approximately $1,690,000 of HTI’s obligations relating to its equipment and other commercial obligations. We also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Registrant also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.
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
ASSET ACQUISITION OF CAROLINA TRUCK CONNECTION, INC.
          On April 28, 2004 we closed an Asset Purchase Agreement with Carolina Truck Connection, Inc., a North Carolina corporation (“CTC”). We issued 60,000 shares of our restricted common stock to the two shareholders of CTC. We also entered into employment/consulting agreements with the CTC shareholders. The two year employment agreement includes base compensation of $62,000. The consulting agreement requires compensation at an hourly rate of $100 and terminates on December 31, 2005. We assumed approximately $489,000 of long-term debt relating to this Asset Purchase Agreement with CTC. We are obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if we are able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. (“CTC”) which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.
GENERAL
MANAGEMENT’S INTERIM OPERATING PLAN
          We acquired the operations of five trucking companies and implemented one fleet arrangement with a trucking company between September 2003 and April 2004. Through acquisitions we expanded from approximately $4.7 million in revenue in our fiscal year ended March 31, 2004 to approximately $37 million run rate in fiscal 2005. We have established and begun to implement the first phase of a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, we will identify savings opportunities associated mostly with redundancies and economies of scale. We are focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan focused on the restructuring of our acquisition of Express Freight Systems, Inc., on August 16, 2004. In addition, the Company restructured its asset purchase of Highbourne Corporation on October 11, 2004. These restructurings fix our operating costs for these companies through an agency arrangement under terminal agreements. The Company’s profit improvement plan may decrease its operating losses in the future; however, there is no assurance that this plan will be effective in obtaining profitability for the Company.
          During 2005, we will focus on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls. The following table summarizes our current truckload carrier operations:

	Headquarters		Owner/Operators or		Closing
Company	Location	Carrier Type	Owned Tractors	Trailers	Date
J. Bently Companies, Inc.*	Sweetwater, TN	Van	17 Owner Operators,	209	September
			46 Fleet Contracted		1, 2003*
			Tractors, 7 Company tractors

R&R Express Intermodal, Inc.	Pittsburgh, PA	Intermodal	34 Owner Operators	—	January 1,
					2004

Highbourne Corporation	Champaign, IL	Van	34 Owner Operators	46	April 2,
					2004

Highway Transport	Evergreen, AL	Flatbed	32 Tractors, 12	47	April 1,
			Owner Operators		2004
			1 Company tractor

Express Freight Systems	Chattanooga, TN	Van	106 Owner Operators	242	April 21,
					2004

Carolina Truck Connection	Fletcher, NC	Van	7 Tractors, 2 Owner	40	April 28,
			Operators, 7 Company		2004
			Tractors

*	Began operating under a Fleet Owner and Independent Contractor Agreement on this date.
          The RSV transaction was recorded as a deposit on investment and no RSV financial activity for the period April 29, 2004 (agreement date) to December 31, 2004 was recorded on the Company’s books, therefore the data for RSV is not included in this table.
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
Revenue Equipment
          We operate approximately 226 tractors at December 31, 2004, of which approximately 58 are company-owned equipment and 168 are provided by independent contractors (owner operators) or by a fleet agreement. Of our trailers, at December 31, 2004, 457 were financed under operating, capital leases and short-term rental arrangements.
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
          We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectible. At December 31, 2004, the allowance for doubtful accounts was $133,746 or approximately 2.7% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.
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
RESULTS OF OPERATIONS
Three months ended December 31, 2004 compared to three months ended December 31, 2003
          XRG generated $10,630,462 in revenues during the three month period ended December 31, 2004 as compared to $908,065 during the three month period ended December 31, 2003. Our revenues increased $9,722,397 or 1,071% from the three month period ended December 31, 2003 to the same period in 2004. This increase is the result of revenues attributable to four new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          Cost of revenues were $7,472,214 and $228,130 resulting in a gross margin of $3,158,248 and $679,935 during the three month period ended December 31, 2004 and 2003, respectively. Gross margin increased significantly during the three month period ended December 31, 2004 as compared the three month period ended September 30, 2004 as a result of our Terminal Services Agreements with Express Freight Systems, Inc. (August 16, 2004) and Highbourne Corporation
          (October 4, 2004). These agreements eliminated the effects of unprofitable shipments primarily by capping our purchased transportation costs at 85% Cost of revenues during the three month period ended December 31, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended December 31, 2004 were owner-operator settlements of approximately $4,429,000, fuel costs of approximately $409,000, agent commissions of approximately $1,419,000, and company driver payroll costs of approximately $1,068,000. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          For the three month period ended December 31, 2004, total selling, general and administrative expenses were $3,091,250 as compared to $281,921 for the same period of the previous year, an increase of $2,809,329 or 996%. This increase is primarily the result of general and administrative costs associated with our new acquisitions including insurance costs of approximately $373,000 and payroll costs of approximately $410,000 during the three month period ended December 31, 2004.
          Interest expense for the three month period ended December 31, 2004 and 2003 was $187,586 and $153,799, respectively. This increase of $33,787 is primarily the result of interest on loans and bank service charges. In addition, we incurred factor fees of $176,438 during the three month period ended December 31, 2004.
          We had net loss of $120,588 for the three month period ended December 31, 2004 as compared to net income of $244,215 for the three month period ended December 31, 2003. This decrease in our net income over that of the three month period ended December 31, 2003 is the result of general and administrative costs associated with our new acquisitions and personnel costs associated with the integration of these acquisitions. In addition, we incurred higher interest expenses associated with factoring fees and bank charges.
          The basic loss per share loss was $0.01 for the three month period ended December 31, 2004 compared to a basic income per share of $.22 for the three month period ended December 31, 2003. The basic weighted average shares outstanding for the three month period ended December 31, 2004 was 13,920,467 as compared to 1,110,354 for the three month period ended December 31, 2003.
Nine months ended December 31, 2004 compared to nine months ended December 31, 2003
          XRG generated $30,256,917 in revenues during the nine month period ended December 31, 2004 as compared to $1,206,290 during the nine month period ended December 31, 2003. Our revenues increased $29,050,627 or 2,408% from the nine month period ended December 31, 2003 to the same period in 2004. This increase is the result of revenues attributable to four new truckload carrier operations that were completed in April 2004 and two existing truckload operations. We expect our revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          Cost of revenues were $24,616,901 and $251,100 resulting in a gross margin of $5,640,016 and $955,190 during the nine month period ended December 31, 2004 and 2003, respectively. Cost of revenues during the nine month period ended December 31, 2004 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the period ended December 31, 2004 were owner-operator settlements of approximately $14,468,000, equipment costs of approximately $218,000, fuel costs of approximately 1,728,000, agent commissions of approximately $1,963,000, and company driver payroll costs of approximately $3,093,000. We expect our cost of revenues to significantly increase during our 2005 fiscal year as part of our acquisition plan.
          For the nine month period ended December 31, 2004, total selling, general and administrative expenses were $10,161,703 as compared to $1,507,546 for the same period of the previous year, an increase of $8,654,157 or 574%. This increase is primarily the result of shares and warrants issued for services and compensation valued at approximately $1,998,000, general and administrative costs associated with our new acquisitions including insurance costs of approximately $1,242,000 and payroll costs of approximately $1,902,000 during the nine month period ended December 31, 2004.
          We recorded restructuring costs of $13,378 for the nine month period ended December 31, 2004 as compared to $-0- for the same period of the previous year. The $13,378 of restructuring costs during the nine month period ended December 31, 2004 was from a lease restructuring.
          Interest expense for the nine month period ended December 31, 2004 and 2003 was $784,840 and $222,741, respectively. This increase of $562,099 is primarily the result of interest on loans and bank service charges. In addition, we incurred factor fees of approximately $500,000 during the nine month period ended December 31, 2004.
          We recorded $153,844 and $551,798 related to the amortization of intrinsic value of convertible debt and debt discount for the value of detachable warrants during the nine month period ended December 31, 2004 and 2003, respectively.
          We had a net loss of $5,473,749 for the nine month period ended December 31, 2004 as compared to a loss of $1,326,895 for the nine month period ended December 31, 2003. This increase in our operating loss over that of the nine month period ended December 31, 2003 is the result of an increase in consulting services rendered that were paid with our common stock, general and administrative costs associated with our new acquisitions, and travel and personnel costs associated with the integration of these acquisitions. In addition, we also incurred higher interest expenses associated with factoring fees and bank charges.
          The basic loss per share was $.52 for the nine month period ended December 31, 2004 compared to a basic loss per share of $1.59 for the nine month period ended December 31, 2003. The basic weighted average shares outstanding for the nine month period ended December 31, 2004 was 10,456,005 as compared to 832,791 for the nine month period ended December 31, 2003.
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
          We also entered into a Registration Rights Agreement with the Investor. We are obligated to file a Registration Statement within ninety (90) days of the final acquisition closing, or on or about July 27, 2004 for the purpose of registering for resale the common shares and the shares underlying the Warrants issued to the Investor. The Registration Rights Agreement contains a liquidated damages provision if we fail to have the subject Registration Statement declared effective on or before December 26, 2004 and to maintain the effectiveness of said Registration Statement for two (2) years. The Investor is also granted incidental piggyback registration rights. The Company filed a Registration Statement on November 12, 2004. At a Board of Directors meeting held on February 16, 2005, the Board approved the withdrawal of the current Registration Statement as it has not been declared effective. . Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron are approximately $340,000.

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
          During the nine month period ended December 31, 2004, we raised $3,870,000 in exchange for 1,935,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $317,000 and Common Stock Purchase Warrants representing the right to purchase 192,530 shares of Common Stock at $2.00 to $8.00 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined.
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
          On February 24, 2005 we finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company’s our existing factoring arrangements. Pursuant to this agreement, we have the right to advance against 80% of our eligible accounts receivable. We are subject to lock-box arrangements and funds from the collection of our receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.
          In connection with this financing, a $75,000 commitment fee was paid to Capco at closing and the Company agreed to issue Capco common stock purchase warrants with a value equal to $150,000. Said warrant will have an exercise price equal to 120% of the 30 day average of the closing bid price of the Company’s common stock prior to the closing of this facility. In addition, a finder has requested a cash fee equal to 3% of the initial draw down which equals $114,364.11 and a cash fee equal to 3% of additional draw downs on this facility up to a $10 million maximum. The Company agreed in principal to said fees. The finder requested additional warrants which the Company is not willing to issue. The Company is currently negotiating with this finder a resolution of its fees.
          On February 18, 2005 we filed a request that Registration Statement No. 333-12412 filed under cover of Form SB-2 be withdrawn pursuant to Rule 477. This was a selling shareholder registration statement. Our current understanding is that Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages waived by Barron are approximately $340,000. Barron is accruing its penalties from January 1, 2005 to February 16, 2005. Barron has agreed to waive its penalties from February 17, 2005 until XRG’s fiscal year end, which is March 31, 2005. Barron’s forbearance of waiving its penalties from February 16, 2005 to March 31, 2005 is predicated upon all other investors with registration rights waiving their penalty rights during same period as waived by Barron. There is no assurance that other investors will agree to waive their liquidated damages provisions for failure to register these shares in connection with the withdrawal of the above referenced registration statement. Liquidated damages due Barron is approximately $292,500 per quarter. Liquidated damages due to other investors are approximately $20,000 per month. Our failure to timely file a selling shareholder registration statement and have such registration statement declared effective on a timely basis will have a material adverse affect on our operations due to the amount of liquidated damages that we will incur for failure to fulfill our registration rights obligations with these investors.
          During the nine month period ended December 31, 2004, we used $4,594,305 in cash from operating activities as compared to $204,799 provided by operating activities during the same period in 2003. Investing activities for the present nine month period primarily consisted of acquisitions of truckload carriers of $2,000,000 and purchases of equipment of $567,673. Financing activities for nine month period ended December 31, 2004 provided $7,161,978 primarily from proceeds from common stock issued. In addition, a factoring line of credit provided $683,151. For the nine month period ended

December 31, 2004, cash increased $-0- as compared to a decrease of $16,563 in the same period of the prior year.
          Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred operating losses of approximately $5,474,000 for the nine months ended December 31, 2004, have an accumulated deficit at December 31, 2004 of approximately $26,622,000, which consists of approximately $15,405,000 from unrelated dormant operations and $11,217,000 from current operations; and a tangible net worth of approximately $1,236,000 as of December 31, 2004. In addition, we have negative working capital of approximately $1,120,000 at December 31, 2004 and have used approximately $4,594,000 of cash from operations for the nine months ended December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.
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
Item 3. Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, current management concluded that our disclosure controls and procedures for the nine months ended December 31, 2004 were inadequate and that XRG continues to experience material weaknesses in its disclosure controls and procedures. In an attempt to mitigate such disclosure controls and procedures weaknesses we have entered into the Administrative Services Agreement with R&R Express, Inc. effective April 20, 2005. We have also restructured our business model from an asset based to a non-asset based carrier which should substantially reduce the accounting and administrative controls and procedures requirements imposed upon us. We have also begun implementing one uniform accounting and information systems software package — Load Z which we hope will substantially improve all our financial and information reporting systems.
(b) Changes in internal controls over financial reporting. In connection with the Sarbanes-Oxley Act rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. In connection with our ongoing evaluation of internal controls over financial reporting, certain internal control matters were noted that require corrective actions.
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
5. During the nine months ending December 31, 2004, we did not timely reconcile our bank accounts. We are currently dedicating an accounting clerk to make more timely reconciliations of all bank accounts on a monthly basis.
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
Item 1. Legal Proceedings
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
          Unbeknownst to XRG, the former EFS shareholders filed suit against XRG and EFS in the Circuit Court of Hamilton County, Tennessee on August 16, 2004-Docket No.OC4C1324 alleging that XRG and EFS had breached their obligations under the original EFS Merger Agreement and related ancillary documents. In addition, EFS alleged that XRG had not provided sufficient funding to maintain EFS’ operations and trucks and continuous operations, including but not limited to, funding for fuel purchases. EFS also alleged that XRG had not made required insurance premium payments and other matters. In October, we became aware of this lawsuit and EFS voluntarily dismissed this case without prejudice on October 27, 2004.
Item 2. Change in Securities and Use of Proceeds
          We executed a Stock Purchase Agreement with Barron Partners, LP (the “Investor”) on March 31, 2004. During April, under the terms of this Agreement, we issued the Investor 5,416,665 shares of its Common Stock for an aggregate purchase price of $3,250,000.
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
          The Common Stock and the Warrants were issued to the Investor in a private placement transaction pursuant to Section 4(2). The Investor has represented that it is an “accredited investor” as that rule is defined under Rule 501(a) of Regulation D. As a direct result of the transactions referred to above, Barron Partners, LP, became a control person” of the Registrant as that term is defined in the Securities Act of 1933, as amended.
          During the nine month period ended December 31, 2004, we raised $3,870,000 in exchange for 1,935,000 shares of Common Stock pursuant to a Stock Purchase Agreement from various investors. There were Finder’s Fees associated with this financing consisting of $317,000 and Common Stock Purchase Warrants representing the right to purchase 192,530 shares of Common Stock at $2.00 to $8.00 per share for a five year term. These shares were issued to the Investors in a private placement transaction pursuant to Section 4(2) and Rule 506 of

Regulation D under the Securities Act of 1933, as amended. All Investors have represented that they are “accredited investors” as that rule is defined under Rule 501(a) of Regulation D.
          Effective January 3, 2005, our Certificate of Incorporation was amended in connection with a reverse one for twenty stock split. Our authorized number of shares was reduced from 500,000,000 to 25,000,000 in connection with the reverse one for twenty stock split. Our new trading symbol became “XRGI”. Our new CUSIP number is 98382P 20 5. Our preferred stock was eliminated.
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
          We are authorized to borrow an additional $800,000 from Barron on the same terms and conditions as set forth in the $1,180,000 note. Any additional equity or debt financing up to $800,000 provided by any source will be used for working capital purposes. Thereafter, the proceeds of capital raised from any source will be allocated 70% to repay the outstanding indebtedness to Barron and Steele on a prorate basis.
          On February 24, 2005 we finalized a closing and funding of a Contract of Sale/Security Agreement with Capco Financial Company. The purpose of this financing arrangement was to replace the Company’s our existing factoring arrangements. Pursuant to this agreement, we have the right to advance against 80% of our eligible accounts receivable. We are subject to lock-box arrangements and funds from the collection of our receivables will be deposited in a lockbox account and advanced to us based upon availability. The interest rate is equal to a daily fee equal to the Greater Bay Bank, N.A. prime rate plus 7% divided by 365 (equivalent to a monthly discount fee of Greater Bay Bank, N.A. prime rate plus 7% divided by 12). Based upon current market rates this effective interest rate is substantially less than the effective cost of funds paid to our current factorers. The Capco financing should improve our cash flow position because of the anticipated lower cost of funds and the elimination of the factoring reserves. We have granted Capco a security interest in all of our assets.

          In connection with this financing, a $75,000 commitment fee was paid to Capco at closing and the Company agreed to issue Capco common stock purchase warrants with a value equal to $150,000. Said warrant will have an exercise price equal to 120% of the 30 day average of the closing bid price of the Company’s common stock prior to the closing of this facility. In addition, a finder has requested a cash fee equal to 3% of the initial draw down which equals $114,364.11 and a cash fee equal to 3% of additional draw downs on this facility up to a $10 million maximum. The Company agreed in principal to said fees. The finder requested additional warrants which the Company is not willing to issue. The Company is currently negotiating with this finder a resolution of its fees.
Item 3. Defaults Upon Senior Securities
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
Previously, Barron advanced us $225,809.96 pursuant to a Promissory Note dated September 10, 2004 (of which $45,000 has been repaid) and a $166,275 Promissory Note dated October 1, 2004. The proceeds of these notes were used to refinance certain of the tractor trailer equipment of Carolina Truck Connection, Inc. (“CTC”) which we assumed pursuant to our Asset Purchase Agreement with CTC in April 2004. We have agreed that Barron shall take a lien upon possession of the CTC tractor/trailer equipment titles which were released from the prior lender from the proceeds of these notes. Barron has agreed to extend the maturity dates of these notes to March 31, 2005.
In connection with the acquisition of Highway Transport in 2004 we also agreed to assume the obligations for that company’s tractor/trailer equipment. The outstanding balance due to the lender/lessors of the Highway Transport equipment is approximately $1,171,000 as of February 21, 2005. This debt secures approximately 30 tractors. We are currently 2 to 3 months delinquent in our monthly payment obligations to these various lenders and lessors. Our aggregate monthly payments are approximately $58,000. Our total current arrearage is approximately $105,000. We intend to use a portion of the proceeds advanced from Barron to satisfy part of this arrearage. We are subject to the risks that the existing lenders and lessors of Highway Transport will replevin and take repossession of this equipment if we are not able to satisfy the arrearages in monthly payment obligations and maintain a current monthly payment status in the future.

We are currently in default under approximately $180,000 of convertible notes due to eight holders and one other promissory note of $50,000 due to one holder. The $180,000 of notes bear a default interest of 15%. These notes matured on December 31, 2004. The $50,000 note matured on February 1, 2005. We owe this holder 7,500 shares of our common stock at maturity for accrued interest. We also are obligated to issue 10,000 shares of common stock each month until this note is paid off. In addition, we have satisfied part of our obligations to various other note holders through the conversion of such notes and the sale of the shares received upon conversion pursuant to Rule 144. We had included these note holders in the selling shareholder registration statement which we have withdrawn.
We have received a demand letter from counsel for the Placement Agent related to the sale of these convertible notes but no legal proceedings have been instituted. Our plan is to negotiate with the Placement Agent to resolve this matter on mutually agreeable terms. There is no assurance we will be able to resolve this matter and are exposed to the risk that such note holders either individually or as a group will institute a collection lawsuit and obtain a judgment prior to the time we are able to generate sufficient capital to pay off these notes.
Item 5. Other Information
On November 15, 2004, at a Special Board of Directors meeting, the Board of Directors of the Company elected three new directors to serve on its Board of Directors as announced in Form 8-K filed on November 15, 2004.
On November 30, 2004, XRG, Inc. accepted the resignation of Mr. Neil Treitman as the Chief Operating Officer of the company.
On December 27, 2004 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. The Information Statement was filed in connection with a one (1) for twenty (20) reverse stock split effective January 3, 2005. Additionally, on that date, our Certificate of Incorporation was amended and the authorized number of common shares was reduced from 500,000,000 to 25,000,000. Our new trading symbol is “XRGI” on the OTC electronic bulletin board.
At a Board of Directors meeting held on February 16, 2005, the Board approved the withdrawal of the current Registration Statement, Form SB-2 filed on November 12, 2004 with the Securities and Exchange Commission, as it has not been declared effective. The request to withdraw was filed on February 18, 2005.
Barron Partners, LP has agreed to waive all the liquidated damages penalties incurred from the initial penalty date until December 31, 2004. The total liquidated damages, waived by Barron, is approximately $340,000. Barron is accruing its penalties from January 1, 2005 to February 16, 2005. Barron has agreed to waive its penalties from February 17, 2005 until XRG’s fiscal year end, which is March 31, 2005.
Barron’s forbearance of waiving its penalties from February 16, 2005 to March 31, 2005 is predicated upon all other investors with registration rights waiving their penalty rights during same period as waived by Barron. There is no assurance that other investors will agree to waive their liquidated damages provisions for failure to register these shares in connection with the withdrawal of the above referenced registration statement. Liquidated damages due Barron is approximately $292,500 per quarter. Liquidated damages due to other investors are approximately $20,000 per month.
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
          Current Report on Form 8-K (Items 4.01 and 9.01) dated October 12, 2004 (filed with the Commission on October 14, 2004) reporting changes in Registrant’s Accountant.

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
          Current Report on Form 8-K (Items 5.03, 7.01 and 9.01) dated January 3, 2005 (filed with the Commission on January 6, 2005) reporting that the Company’s Certificate of Incorporation was amended in connection with a reverse one for twenty stock split.
          Current Report on Form 8-K (Items 1.01, 2.02, 3.03, 5.02) dated February 5, 2005 (filed with the Commission on February 25, 2005) reporting Recent Interim Financing Arrangements/Defaults, New Financing Agreement with Capco Financial Company — a Division of Greater Bay Bank, N.A., Consulting Agreement with Walker Street Associates, Changes to Current Compensatory Arrangements, Conversion of Accrued Compensation into Shares, Material Modification to Rights of Security Holders, and Resignation of Directors.
SIGNATURES
          Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

XRG, Inc.

Dated: December 16, 2005

/s/ Richard Francis

Richard Francis
President, CEO, CFO and Director

/s/ Jay Ostrow

Jay Ostrow
Principal Accounting Officer, Controller