Form 10KSB/A
period 2005-03-31
XRG INC
filed 2005-12-19
CIK 1168375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1
TO
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
Registrant’s telephone Number, including area code: (727) 475-3060
Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     ☐ Yes ☑ No
     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☐

State issuer’s revenues for its most recent fiscal year ended March 31, 2005	$39,571,970
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $3,011,657.
The number of shares outstanding of the registrant’s common stock was 15,036,027 as of June 30, 2005.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

This amendment No. 1 to our Form 10-KSB includes the audit report of our prior independent certified public accountants which certifies the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of XRG, Inc. and Subsidiaries for the year ended March 31, 2004. We filed our original Form 10-KSB on July 14, 2005 without this audit report as they had not completed their review of our Form 10-KSB at that time. Our current auditors had completed their review and their report was included with the original Form 10-KSB that was filed on July 14, 2005. This amendment No. 1 also includes a paragraph on risk management, expanded disclosure on the purchase price of our acquisitions and lists the dates and number of warrants granted during the year.

i

FORM 10-KSB — Index

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
     Pursuant to the Termination Agreement, XRG repaid HTI $180,000, the proceeds were used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its Common Stock.
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
     Based upon the above factors we have treated the RSV merger as void ab initio (as if it never happened). Accordingly, no financial transactions have been recorded for RSV on our financial statements for fiscal 2005, except for certain note payments made by XRG and RSV on RSV’s behalf. We have restated our quarterly financial statements for June 2004, September 2004 and December 2004 to reflect the elimination of the RSV assets, liabilities and results of operations. Approximately $862,092 of costs associated with the RSV transaction and contingent liabilities for claims against us are included in our income statement as a settlement loss. In addition, we have written off approximately $2,030,000 of previously booked fixed assets relating to the RSV merger.
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
     On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB Transportation Services, LLC, and the principals of these entities, Stephen Orenic and Sherri Kenner, in the Circuit Court for the 13 th Judicial Circuit in and for Pinellas County, Florida, Case No. 05-3766. The complaint alleges that AGB, Orenic and Kenner breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that Orenic and Kenner have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of Orenic, Kenner and AGB in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor of XRG.

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
     Based upon the above factors, we have treated the RSV merger as void ab initio (as if it never happened). No financial transactions have been booked for RSV, except for certain note payments made by XRG on RSV’s behalf. We have recorded an accrual for the damages claimed by RSV as of March 31, 2005.

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
Risk Management
     The Company maintains general liability, auto liability, cargo, physical damage, contents and workers’ compensation insurance for its company drivers. The Company maintains cargo insurance for its owner operators The Company does not self-insure, therefore it does not accrue for any claims incurred but not reported. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.
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
     We recorded bad debt expense of $1,049,642 for the fiscal year ended March 31, 2004. On April 12, 2004, we entered into a Purchase Agreement Addendum with J. Bently Companies, Inc. that deleted the original registration rights and the true up provisions. We issued an additional 40,000 shares and forgave $994,794 in advances to J. Bently Companies, Inc. in consideration for the terms of this Addendum.
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
     The basic loss per share was $4.92 for the year ended March 31, 2004 compared to a basic loss per share of $1.80 for the year ended March 31, 2003. The basic weighted average shares outstanding for the year ended March 31, 2004 was 905,176 as compared to 465,615 for the year ended March 31, 2003.
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
     Mr. Terence Leong became a Director on May 20, 2005. Since 1996, Mr. Leong has been the owner of Walker Street Associates, a management consulting firm. Mr. Leong has assisted Barron in other financings and restructuring arrangements. He is currently a Director of Entech Environmental Technologies, Inc. (“EEVT”), another Barron portfolio company.
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
Code of Ethics

     In connection with the filing of this Form 10K-SB we have adopted a “Senior Financial Officers - Code of Ethics” that applies to all XRG employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Ethics is attached as an exhibit to this annual report on Form 10-KSB. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.xrginc.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. Richard Francis, 3 Crafton Square, Pittsburgh, Pennsylvania 15205.

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

	Annual Compensation				Long-Term Compensation Awards
					Restricted
				Other Annual	Stock	Options/	LTIP	All Other
Name & Principal		Salary	Bonus	Compensation(10)	Award(s) (9)	SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Kevin Brennan Former President and	2005	$231,917	—	$16,500	$—	20,000 (1)	—	—
CEO	2004	$140,000	—	—	48,750	—	—	—
	2003	$103,000	—	—	—	—	—	—

Donald G. Huggins, Jr.	2005	$146,250	—	$11,000	$539,750	—	—	—
Former Chairman (2)	2004	$76,500	—	—	$48,750	—	—	—
	2003	$82,000	—	—	—	—	—	—

Stephen R. Couture	2005	$126,057	—	$11,000	$47,250	—	—	—
Former Vice	2004	$57,500	—	—	$48,750	—	—	—
President, Finance,	2003	$80,546	—	—	—	—	—	—
Former CFO (3)

Neil Treitman	2005	$136,594	—	$2,400	$235,000 (2)	—	—	—
Former Chief	2004	$140,000	—	—	$48,750		—	—
Operations Officer (4)	2003	$42,000	—	—	—	22,500 (4)	—	—

Richard Francis (5)	2005	$101,883	—	—	$32,000	—	—	—
Current CEO and President of XRG G&A, Inc. and President of R&R Express Intermodal, Inc. (3)

Larry M. Berry	2005	$150,000	—	—	—	—	—	—
Vice President of Business Development XRG Logistics, Inc. (6)

Eddie R. Brown	2005	$125,000	—	$9,000	—	—	—	—
CEO of XRG Logistics, Inc. (7)

Stanley Shadden	2005	$95,000	—	$6,000	—	—	—	—
President of XRG Logistics, Inc. (8)

(1)	Mr. Brennan recognized $13,200 of value in connection with the exercise of these options.

(2)	The salary amounts represent payments to Private Capital Group, Inc., a corporation owned by Mr. Huggins’ wife. The Restricted Stock Awards value represents the value of 100,000 shares issued to Private Capital Group, Inc. for consulting services with a value per share of $4.40 and an imputed compensation value of $99,750 in connection with the issuance of 95,000 shares of our Common Stock at a value of $1.00 per share to satisfy accrued compensation which was less than the fair market value of such shares as of that date.

(3)	The Restricted Stock Awards represents the difference in fair market value of 45,000 shares of our Common Stock which were used to satisfy $45,000 of accrued and unpaid compensation based upon such shares being issued at $1.00 per share, which was less than the fair market value of such shares as of that date.

(4)	The Restricted Stock Awards value attributable to Mr. Treitman represents the issuance of 50,000 shares of our Common Stock to settle $180,000 of compensation obligations in connection with the termination of his Employment Agreement. In addition, Mr. Treitman was issued 12,500 shares of our Common Stock which had a fair market value of $55,000 as of the date of issuance of such shares as a bonus. The 50,000 shares were issued to Charter Development Services International, LLC, an affiliate of Mr. Treitman. The 22,500 options granted during 2003, were deemed to be immaterial based on our calculation using the Black Scholes Option Pricing Model.

(5)	During fiscal 2005 Mr. Francis was paid this amount pursuant to a Consulting Agreement with KDR Transport, Inc. which entitled him to .5% of billed revenues. See “Certain Transactions”. We issued 5,000 shares to KDR Transport, Inc., an affiliate of Mr. Francis which has shares had a fair market value of $32,000.

(6)	Mr. Berry was paid this amount pursuant to an Employment Agreement dated November 1, 2003 which was superseded by an Employment Agreement dated April 22, 2005. See “New Employment Agreements and Other Arrangements” below.

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
     On May 20, 2005 Mr. Brennan, Barron and XRG entered into a mutual general release, including all obligations under his employment agreement originally dated March 1, 2004, as amended on February 10, 2005. In connection with this release we paid Mr. Brennan $13,425.90 and Mr. Brennan agreed to reduce his stock ownership in the Company from 529,167 shares to 369,870 shares. Mutual releases were entered into excluding only claims or causes of action which are grounded or based upon fraud, malfeasance, misappropriation of assets or theft.
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
The accompanying financial statements have been prepared assuming that XRG, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at March 31, 2005, the Company has a deficiency in working capital of approximately $4,774,000, a loss from continuing operations of approximately $14,237,000, cash used in operating activities of approximately $7,516,000 and a deficiency in assets of approximately $3,324,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mahoney Cohen &
Company, CPA, P.C.
New York, New York
June 30, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
XRG, Inc. and Subsidiaries
Clearwater, Florida
We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit, and cash flows of XRG, Inc. and Subsidiaries for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the management of XRG, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of XRG, Inc. and Subsidiaries for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
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
Preferred stock issued, September 30, 2003
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
Value of warrants issued for services
Value of warrants issued for deferred financing fee
Beneficial conversion feature of convertible debt
Discount on debt for value of warrants issued to debt holders
Treasury stock acquired			(110,000)
Amortization of deferred consulting and compensation
Net loss for period

Balance at March 31, 2004	1,276,667	1,277	(110,000)	4,258,321
Rounding of shares for 20 for 1 reverse stock split	(746)
Preferred stock converted to common stock, June 29, 2004	1,250,000	1,250
Stock issued for interest	45,135	45
Stock issued that was issuable	5,560,217	5,560		(4,123,321)
Stock issued for cashless warrant exercise	3,002,792	3,003
Stock issued for warrants exercised	23,286	23
Stock issued for options exercised	20,000	20
Stock issued for cash	2,172,000	2,172		—
Offering costs
Stock issued for note conversions	135,000	135
Stock issued for acquisitions	475,000	475	(975,000)
Stock issued for services and compensation	417,620	418		(135,000)
Stock issued for settlements of compensation	50,000	50
Stock issued for RSV recorded as settlement expense	100,000	100
Value of options issued for services
Value of warrants issued for deferred financing fee
Value of warrants issued for stock offering costs
Discount on debt for value of warrants issued to debt holders
Treasury stock acquired	(5,000)	(5)
Deferred stock consulting expensed to settlement costs
Amortization of deferred consulting and compensation
Net loss for period

Balance, March 31, 2005	14,521,971	14,523	(1,085,000)	—

(continued)

(continued)

	Stock	Preferred Stock		Additional
	Subscription	Number of		Paid-in
	Receivable	Shares	Amount	Capital
Balance, April 1, 2003	$—	—	$—	$15,662,765
Preferred stock issued, September 30, 2003	(5,000)	5,000,000	5,000
Stock subscription
Stock issue for interest				57,637
Stock issued for warrant exchange				(237)
Stock issued for warrants exercised				44,988
Stock issued for options exercised				522
Stock issued for cash				461,158
Stock to be issued for cash
Stock issued for note conversion				692,931
Stock issued for deposit on transportation equipment				436,943
Stock issued for acquisition				137,990
Stock issued for services and software				1,646,176
Stock to be issued for services
Stock to be issued to certain shareholders				(321)
Value of warrants issued for services				111,743
Value of warrants issued for deferred financing fee				35,900
Beneficial conversion feature of convertible debt				507,780
Discount on debt for value of warrants issued to debt holders				283,404
Treasury stock acquired
Amortization of deferred consulting and compensation
Net loss for period

Balance at March 31, 2004	(5,000)	5,000,000	5,000	20,079,379
Rounding of shares for 20 for 1 reverse stock split
Preferred stock converted to common stock, June 29, 2004		(5,000,000)	(5,000)	3,750
Stock issued for interest				168,226
Stock issued that was issuable				4,017,761
Stock issued for cashless warrant exercise				(3,003)
Stock issued for warrants exercised				104,343
Stock issued for options exercised				85,882
Stock issued for cash	(375,000)			4,341,828
Offering costs				(6,111,583)
Stock issued for note conversions				514,865
Stock issued for acquisitions				2,528,526
Stock issued for services and compensation				1,458,918
Stock issued for settlements of compensation				179,950
Stock issued for RSV recorded as settlement expense				599,900
Value of options issued for services				13,200
Value of warrants issued for deferred financing fee				63,881
Value of warrants issued for stock offering costs				5,454,768
Discount on debt for value of warrants issued to debt holders				110,918
Treasury stock acquired				(99,995)
Deferred stock consulting expensed to settlement costs
Amortization of deferred consulting and compensation
Net loss for period

Balance, March 31, 2005	(380,000)	—	—	33,511,514

(continued)

(continued)

	Accumulated		Deferred
	Deficit for		Stock
	Unrelated		Consulting
	Dormant	Accumulated	and
	Operations	Deficit	Compensation	Total
Balance, April 1, 2003	$(15,405,274)	$(1,292,382)	$—	$(976,709)
Preferred stock issued, September 30, 2003				—
Stock issued for interest				3,250,000
Stock issued for warrant exchange				—
Stock issued for warrants exercised				45,000
Stock issued for options exercised				550
Stock issued for cash				461,250
Stock to be issued for cash				230,000
Stock issued for note conversion				693,000
Stock issued for deposit on transportation equipment				741,000
Stock issued for acquisition				157,000
Stock issued for services and software			(297,500)	1,348,903
Stock to be issued for services			(320,000)	135,000
Stock to be issued to certain shareholders				—
Value of warrants issued for services				111,743
Value of warrants issued for deferred financing fee				35,900
Beneficial conversion feature of convertible debt				507,780
Discount on debt for value of warrants issued to debt holders				283,404
Treasury stock acquired				(110,000)
Amortization of deferred consulting and compensation			75,013	75,013
Net loss for period		(4,450,213)		(4,450,213)

Balance at March 31, 2004	(15,405,274)	(5,742,595)	(542,487)	2,538,621
Rounding of shares for 20 for 1 reverse stock split				—
Preferred stock converted to common stock, June 29, 2004				—
Stock issued for interest				168,271
Stock issued that was issuable				(100,000)
Stock issued for cashless warrant exercise				—
Stock issued for warrants exercised				104,366
Stock issued for options exercised				85,902
Stock issued for cash				3,969,000
Offering costs				(6,111,583)
Stock issued for note conversions				515,000
Stock issued for acquisitions				1,554,001
Stock issued for services and compensation			(135,000)	1,189,336
Stock issued for settlements of compensation				180,000
Stock issued for RSV recorded as settlement expense				600,000
Value of options issued for services				13,200
Value of warrants issued for deferred financing fee				63,881
Value of warrants issued for stock offering costs				5,454,768
Discount on debt for value of warrants issued to debt holders				110,918
Treasury stock acquired				(100,000)
Deferred stock consulting expensed to settlement costs			513,798	513,798
Amortization of deferred consulting and compensation			163,689	163,689
Net loss for period		(14,236,869)		(14,236,869)

Balance, March 31, 2005	(15,405,274)	(19,979,464)	—	(3,323,701)

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

(continued)

XRG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(continued)

	Years Ended March 31,
	2005	2004
Supplemental disclosures of cash flow information and noncash investing and financing activities:

Cash paid during the year for interest	$730,409	$91,645

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
During the year ended March 31, 2004, the Company recorded a stock payable for 16,050 shares of common stock as additional shares to certain existing shareholders. These shares were issued during the fiscal year of 2005.
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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents. The cash is maintained with major financial institutions in the United States. Deposits with these banks may exceed the amount of FDIC insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

Reclassifications
Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation.

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
The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. It is the Company’s understanding that the RSV shares were never delivered to the escrow agent. However, the Company issued its shares to the RSV shareholders. In addition, the Company never took title to the RSV assets. Accordingly, the Company believes that the RSV shareholders have the right to retain their shares and the XRG shares issued to the RSV shareholders should be returned to XRG. Based upon the above factors, the Company has written off its investment in the RSV transaction. The Company did not record the $2,030,000 of fixed assets pertaining to the RSV merger. See Note 13 below for a further discussion regarding the RSV transaction.
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
For tax purposes, the goodwill that is recorded is based upon stock consideration which is deemed to be a nontaxable event, therefore, the goodwill would not be amortized on the Company’s tax return.

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
6. Notes Payable and Long-Term Debt
The following table outlines the notes payable balance for each entity at March 31, 2005:

XRG, Inc. — Notes payable secured by the assets of the Company: interest ranging from 6.00% to 17.00%; Monthly payments of approximately $13,500 on one note maturing during October 2007; four notes have no principal or interest payments and require a total balloon principal payment of $2,646,275 which is due by December 31, 2005 additionally all accrued interest is due by December 31, 2005 (these balloon notes were due at various times prior to March 31, 2005 and the lenders have extended the notes to December 31, 2005); Secured by all assets of the companies.	$2,992,079

XRG, Inc. — Convertible note payable; interest 10%, interest only payments payable annually; principal due on November 11, 2005, collateral is senior position in the assets of XRG, Inc. This note is convertible into the Company’s common stock at a conversion price of $8.40 per share.	100,000

XRG, Inc. —Notes payable; interest 12.0%; interest only payments payable quarterly; principal due between April 2005 and June 2005; at maturity, the note holder will be paid the remaining unpaid principal at an 150% redemption premium plus accrued interest. These notes are currently overdue.	20,000

XRG, Inc. — Convertible unsecured notes payable; interest 15%; the first 6 months of interest was put into escrow; principal and remaining interest was due December 31, 2004; these notes may be converted into the Company’s common stock based upon a $3.00 price per share; Company is obligated to utilize 80% of the cash proceeds from future issuances of certain equity or debt securities, exercise of warrants or options to repay the principal and accrued interest on these notes prior to their maturity. These notes are currently overdue.	155,000

XRG, Inc. — Notes payable; interest ranging from 12.0% to 2,500 shares of common stock per month; these notes are overdue.	60,000

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.00% to 8.53%; Monthly payments of approximately $5,100; due at various dates between September 2005 to October 2006; one note required a balloon payment of $180,810 due by November 10, 2004, the lender has extended the due date to December 31, 2005; Secured by equipment.	244,445

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Highway Transport, Inc. — Notes payable; interest ranging from 8.25% to 15.20%; Monthly payments of approximately $57,000; due at various dates between 2005 to 2009; Secured by equipment.	1,087,671

Total notes payable	$4,659,195
Less current portion	(3,809,816)

Long-term portion of notes payable	$849,379

The following is a schedule by year of the principal payments required on these notes payable and long-term debt as of March 31, 2005:

Year Ending
March 31,	Amount
2006	$3,809,816
2007	332,413
2008	250,176
2009	174,192
2010	92,598

Total	$4,659,195

The Company did not assume the liabilities and debts of RSV based upon the results of its due diligence investigations and its limited financial resources. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. It is the Company’s understanding that the RSV shares were never delivered to the escrow agent. However, the Company issued its shares to the RSV shareholders. In addition, the Company never took title to the RSV assets. Accordingly, the Company believes that the RSV shareholders have the right to retain their shares and the XRG shares issued to the RSV shareholders should be returned to XRG. Based upon the above factors, the Company has written off its investment related to the RSV transaction. The approximate $1.6 million of debt pertaining to the RSV transaction has not been recorded by the Company at March 31, 2005. See Note 13 below for a further discussion regarding the RSV transaction.
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
During the year ended March 31, 2004, the Company issued $170,000 of convertible notes payable. In connection with these notes, the Company issued detachable warrants to purchase 17,000 shares of the Company’s restricted common stock at an exercise price of $0.02 per share.
During the year ended March 31, 2004, the Company issued a $100,000 convertible note to one individual with a conversion price of $8.40 per share. In connection with this note, the Company issued detachable warrants to purchase 5,000 shares of the Company’s restricted common stock at an exercise price of $8.40 per share.
During the year ended March 31, 2004, the Company issued $270,000 of convertible notes payable. In connection with these notes, the Company issued three-year detachable warrants to purchase approximately 90,000 shares of the company’s restricted common stock at an exercise price of $3.00 per share. The Company recorded deferred financing costs of $69,800 related to these notes of which $35,900 was the value of warrants issued to the placement agent. These deferred financing costs will be amortized over the term of the notes payable.
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
During the year ended March 31, 2004, certain note holders converted $693,000 in notes payable into 69,300 shares of common stock that was issued during the year. The holders of the notes have surrendered the outstanding notes solely for common stock of the Company. The Company recognized the beneficial conversion feature of these notes which totaled $337,200 as interest expense at the time the notes were converted.

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
On January 9, 2004, the Company filed a form S-8 to register 150,000 shares of common stock to be issued in conjunction with the Company’s 2004 Non-Qualified Stock Option Plan. This Plan was established for non-employee directors, consultants and advisors to provide them nonstatutory stock options. The 2004 Non-Qualified Stock Option Plan requires the exercise price to be equal to the fair market value per share on the date the option is granted. The options shall typically expire ten years from the date of grant. The Board of Directors determines the vesting of each award.
During the year ended March 31, 2005, the Company granted warrants to purchase 125,220 shares of its common stock to note holders who lent monies to the Company, granted 2,045 to a consultant who performed services for the Company and granted warrants to purchase 1,181,297 shares of its common stock to placement agents as part of their fee for raising capital for the Company. These warrants were valued at

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
$5,629,567 using the Black Scholes Model. Also during the year ended 2005, the Company granted warrants to purchase 3,956,668 of it common stock to equity investors. The following table shows the various dates the warrants were granted during the year ended March 31, 2005:

4/1/2004	3,710,379
6/15/2004	300,000
6/28/2004	40,000
6/30/2004	218,125
8/3/2004	181,250
9/23/2004	5,125
9/30/2004	158,125
10/21/2004	62,500
10/29/2004	53,125
10/31/2004	406,251
11/23/2004	5,130
1/5/2005	60,000
3/30/2005	65,220

5,265,230

During the year ended March 31, 2004 the Company granted warrants to purchase 119,500 shares of its common stock to note holders who lent monies to the Company and granted warrants to purchase 32,954 shares of its common stock to a consultant for services performed through March 31, 2004. These services were valued at $111,743 using the Black Scholes Option Model and were recorded as consulting expense during the year ended March 31, 2004. During the year ended March 31, 2004, the Company granted warrants to purchase approximately 6,667 shares of its common stock to a placement agent as part of their fee for raising the $270,000 of notes payable. These warrants were valued at $35,900 using the Black Scholes Option Model. The following table shows the various dates the were granted during the year ended March 31, 2004:

4/1/2003	2,500
4/4/2003	1,000
4/22/2003	2,000
4/29/2003	2,000
5/5/2003	1,000
5/9/2003	1,000
5/27/2003	1,000
5/30/2003	1,000
6/4/2003	2,000
6/10/2003	2,000
7/10/2003	1,000
7/18/2003	3,000
10/3/2003	5,000
11/12/2003	5,000
1/9/2004	14,205
1/13/2004	41,666
1/22/2004	20,000
1/30/2004	23,333
1/31/2004	18,750
2/25/2004	5,000
3/31/2004	6,667

159,121

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
Based upon the above factors, we have treated the RSV merger as void ab initio (as if it never happened). No financial transactions for RSV, except for certain note payments made by XRG on RSV’s behalf, have been recorded. We have recorded an accrual for the damages claimed by RSV as of March 31, 2005.
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
The Company included the results of EFS in its financial statements beginning April 21, 2004 (the closing date of the transaction). However, fuel surcharges billed to customers for freight hauled by independent contractors who provide capacity to the Company under exclusive lease arrangements are excluded from revenue and paid in entirety to the independent contractors. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and adjusted based upon the August 16, 2004 amendment. After August 16, 2004, EFS is accounted for as an agency relationship, thus it is no longer consolidated in the Company’s financial statements except those transactions related to an agency agreement (ie. Accounts receivable).

	Initial		Final
	purchase		purchase
	price entry	Adjustment	price entry
Accounts receivable	$1,609,474	$—	$1,609,474
Other current assets	99,031	(1,892)	97,139
Fixed assets	3,739,650	(3,618,599)	121,051
Goodwill	5,679,625	(2,761,489)	2,918,136

Total assets acquired	11,127,780	(6,381,980)	4,745,800

Accrued expenses and payables	(1,857,781)	1,743,098	(114,683)
Other liabilities	(2,371,397)	2,307,409	(63,988)
Notes payable	(662,623)	662,623	—
Factorer line of credit	(1,501,129)	—	(1,501,129)

Total liabilities assumed	(6,392,930)	4,713,130	(1,679,800)

Total purchase price	$4,734,850	$(1,668,850)	$3,066,000

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
Subsequent to yearend March 31, 2005, XRG has determined not to assume the liabilities and debts of RSV due to the results of its due diligence investigations and XRG’s limited financial resources. Counsel to RSV has alleged damages in excess of $400,000 relating to XRG’s failure to assume the debt of RSV and fulfill the conditions of the Merger Agreement. Pursuant to the RSV Merger Agreement, the stock of RSV was to be held in escrow. It is XRG’s understanding that RSV shares were never delivered to the escrow agent. However, XRG issued its shares to the RSV shareholders. In addition, XRG never took title to the RSV assets. Accordingly, XRG believes that the RSV shareholders have the right to retain their RSV shares and that the XRG shares issued to the RSV shareholder should be returned to XRG. Based upon the above factors, XRG has written off its investment related to the RSV transaction that was recorded as a deposit on investment. No financial transactions have been recorded for RSV. The Company has accrued for $262,000 of settlement expenses related to this transaction and recorded the $600,000 value of the stock issued to RSV as a settlement expense.
Highway Transport, Inc.
Effective April 1, 2004 the Company acquired certain of the assets and assumed certain of the liabilities which comprises the business of Highway Transport, Inc. (“HTI”), an Alabama corporation in exchange for 17,500 shares of its restricted common stock. These shares were valued at $98,000 in total based upon the quoted trading price on the acquisition date. The Company acquired approximately $942,000 of HTI’s equipment and assumed approximately $1,600,000 of notes payable and other commercial obligations. The Company also entered into a commercial sublease agreement for the HTI facilities with one of the HTI shareholders. This sublease has a term through March 31, 2006 with monthly fixed annual rent of $1,750 per month. The Company also entered into 3 year employment agreements with the two HTI shareholders. One employment agreement has annual compensation of $125,000; the other employment agreement has annual compensation of $75,000. HTI primarily operates a flatbed operation.
The Company included the results of HTI in its financial statements beginning April 1, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Initial		Final
	purchase		purchase
	price entry	Adjustment	price entry
Other current assets	$38,910	$—	$38,910
Fixed assets	1,355,200	(413,000)	942,200
Goodwill	393,793	351,760	745,553

Total assets acquired	1,787,903	(61,240)	1,726,663

Accrued expenses	(96,000)	—	(96,000)
Notes payable	(1,593,903)	61,240	(1,532,663)

Total liabilities assumed	(1,689,903)	61,240	(1,628,663)

Total purchase price	$98,000	$—	$98,000

See Note 16 for a discussion of the subsequent event whereby the Company and Highway agreed to terminate the Asset Purchase Agreement and entered into a Terminal Agreement with Highway. Highway was consolidated in the Company’s financial statements through March 31, 2005. Once the Company entered into the Terminal Agreement subsequent to yearend, it was treated as an agency agreement and will no longer be consolidated with the Company’s financial statements.

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
On April 8, 2005, a principal of AGB Transportation Services, LLC, the successor in interest to Highbourne Corporation, notified XRG that AGB was terminating the Terminal Agreement dated October 4, 2004 between AGB and the Company. AGB alleged that XRG failed to make timely payments of certain regular commissions and monthly productivity bonuses. XRG disagrees with the allegations made by AGB and believes that the termination was improper. On April 27, 2005, XRG filed a complaint against Highbourne Corporation, its successor in interest, AGB and the principals of these entities. The complaint alleges that AGB and its shareholders breached the original Acquisition Agreement entered into between the parties in February 2004. In addition, the complaint alleges that the AGB shareholders have violated the confidential and non-compete provisions of their employment agreements. XRG alleges that the actions of AGB and its shareholders in entering into a new agency agreement with a third party, American Trans-Freight, LLC, and the utilization by such parties of XRG’s transportation equipment is improper. Furthermore, XRG alleges that such parties are improperly using its customer list, supplier list, shipper contracts and owner/operator contracts for their own benefit and for the benefit of a competitor of XRG. Due to AGB and its shareholders terminating the terminal
Highbourne was consolidated in the Company’s financial statements until April 8, 2005 when the terminal agreement was terminated.

XRG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
agreement, subsequent to yearend March 31, 2005, the operations of Highbourne will no longer be included in the Company’s financial statements.
Carolina Truck Connection, Inc.
On April 28, 2004 the Company closed an Asset Purchase Agreement with Carolina Truck Connection, Inc. (“CTC”), a North Carolina corporation. The Company issued 60,000 shares of its restricted common stock to the two shareholders of CTC. These shares were valued at $372,000 in total based upon the quoted trading price on the acquisition date. The Company assumed approximately $354,000 of long-term debt relating to this Asset Purchase Agreement with CTC. The Company is obligated to remove the majority CTC shareholder as a guarantor on this debt within 45 days. This period can be extended for an additional 45 days if the Company is able to establish commercially reasonable best efforts in facilitating a pay-off, refinancing or satisfaction of this debt. This period has been verbally extended.
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

	Initial		Final
	purchase price		purchase
	entry	Adjustment	price entry
Fixed assets	$556,500	$(137,500)	$419,000
Goodwill	304,500	349,417	653,917

Total assets acquired	861,000	211,917	1,072,917

Notes payable	(489,000)	134,583	(354,417)

Total liabilities assumed	(489,000)	134,583	(354,417)

Total purchase price	$372,000	$346,500	$718,500

CTC is consolidated with the Company’s financial statements.
The premium paid by the Company above the fair value of the net assets acquired on all of the above acquisitions pertains to the organized work force acquired. CTC is consolidated with the Company’s financial statements.
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

F.	Interim Financing Arrangements with Barron

In order to satisfy the Company’s interim working capital requirements, it has borrowed funds from Barron, its largest shareholder. The following table sets forth a summary of the date, amount, interest rate, collateral and extended maturity date relating to such borrowings:

				Current	Extended
		Interest		Maturity	Maturity
Date	Amount	Rate	Collateral	Date	Date
9/20/04	$225,809.86	6%	20 Trailers and	3/31/05	12/31/05
			all assets
10/1/04	166,275.00	6%	15 Tractors and	3/31/05	12/31/05
			all assets
2/23/05	1,180,000.00	10%	All Assets	4/23/05	12/31/05
3/3/05	800,000.00	10%	All Assets	5/1/05	12/31/05
6/20/05	1,250,000.00	10%	All Assets	12/31/05	N/A

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

ITEM 13. EXHIBITS
EXHIBITS AND SEC REFERENCE NUMBERS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of USA Polymers, Inc. (2)

3.2	Amendment to Certificate of Incorporation of USA Polymers, Inc. changing name to XRG, Inc. (2)

3.3	Agreement and Plan of Merger of XRG, Inc. and XRG International, Inc. (2)

3.4	Certificate of Merger of XRG, Inc. and XRG International, Inc. — Delaware. (2)

3.5	Certificate of Merger of XRG, Inc. and XRG International, Inc. — New Jersey. (2)

3.6	Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc. (2)

3.7	Bylaws of XRG, Inc. (2)

3.8	Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc. dated July 7, 2003. (3)

3.9	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of XRG, Inc. (3)

3.95	Amendment to Certificate of Incorporation to Increase Authorized Shares of XRG, Inc. dated July 29, 2004 (5)

10.1	Lease Agreement between Pittsburgh Properties, Ltd. and XRG, Inc. dated August 28, 2001. (2)

10.2	Administrative Services Agreement between XRG G&A, Inc. and KDR Transport, Inc. dated February 1, 2002. (1)

10.3	Lease Agreement between Highwoods/Florida Holdings, L.P. and XRG, Inc. dated September 5, 2002. (3)

10.4	Asset Purchase Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5	Fleet Owner Agreement between J. Bently Companies, Inc. and XRG, Inc. (3)

10.5.5	Asset Acquisition Agreement Addendum between J. Bently Companies, Inc. and XRG, Inc. (4)

10.6	Employment Agreement between Neil Treitman and XRG, Inc. (3)

10.7	Stock Option Agreement between Michael T. Cronin and XRG, Inc. (3)

10.8	Stock Option Agreement between Neil Treitman and XRG, Inc. (3)

10.9	Employment Agreement between Kevin Brennan and XRG, Inc. (4)

10.10	Employment Agreement between Stephen Couture and XRG, Inc. (4)

10.11	Consultant Agreement between Donald G. Huggins, Jr. and XRG, Inc. (4)

10.12	Stock Purchase Agreement between XRG, Inc. and R&R Intermodal dated August 20, 2003. (7)

Exhibit No.	Description of Exhibit
10.13	Stock Purchase Agreement Addendum between XRG, Inc. and R&R Intermodal dated January 1, 2004. (8)

10.12	XRG, Inc. 2004 Non-Qualified Stock Option Plan. (6)

10.13	Independent Contractor Agreement between XRG Logistics, Inc. and J. Bently Companies, Inc. dated August 30, 2003. (9)

10.14	XRG, Inc. Amended & Restated 2004 Non-Qualified Stock Option Plan. (10)

10.15	Stock Purchase Agreement Addendum No. 2 between XRG, Inc. and R&R Intermodal dated July 8, 2004. (11)

10.16	Form of Stock Purchase Agreement between XRG, Inc. and Barron Partners, LP, dated March 31, 2004.(12)

10.17	Form of Series A Common Stock Purchase Warrant, issued to Barron Partners, LP.(12)

10.18	Form of Series B Common Stock Purchase Warrant, issued to Barron Partners, LP.(12)

10.19	Registration Rights Agreement by and between XRG, Inc. and Barron Partners, LP.(12)

10.20	Agreement and Plan of Merger by and among XRG, Inc., XRG Acquisition Sub I, Inc., Express Freight Systems, Inc. and the Shareholders of Express Freight Systems, Inc., originally dated January 31, 2004.(12)

10.21	Addendums to Agreement and Plan of Merger, dated March 29, 2004 and April 21, 2004.(12)

10.22	Articles of Merger between XRG Acquisition Sub I, Inc. and Express Freight Systems, Inc., filed April 21, 2004 — including Plan of Merger.(12)

10.23	Master Equipment Lease Agreement by and between Express Leasing Systems, Inc. and Express Freight Systems, Inc., dated April 21, 2004.(12)

10.24	Employment Agreement between Express Freight Systems, Inc. and John Limerick, Sr.(12)

10.25	Employment Agreement between Express Freight Systems, Inc. and Matthew Limerick.(12)

10.26	Employment Agreement between Express Freight Systems, Inc. and Gregory L. Poe.(12)

10.27	Employment Agreement between Express Freight Systems, Inc. and John Limerick, III(12)

10.28	Employment Agreement between Express Freight Systems, Inc. and Douglas F. Varnell.(12)

10.29	Employee Agreement between Express Freight Systems, Inc. and Mark Limerick.(12)

10.30	Blanket Corporate Guaranty of XRG, Inc.(12)

10.31	Agreement and Plan of Merger by and between XRG, Inc. and its wholly owned subsidiary XRG Acquisition Sub II, Inc. and RSV, Inc., a Tennessee corporation and its Shareholders, dated February, 2004 with Addendum, dated March 29, 2004.(12)

10.32	Addendum to Agreement and Plan of Merger dated March 29, 2004.(12)

10.33	Articles and Plan of Merger by and between RSV, Inc. and XRG Acquisition Sub II, Inc., filed on April 29, 2004.(12)

Exhibit No.	Description of Exhibit
10.34	Stock Escrow Agreement by and between XRG, Inc. and Richard Venable.(12)

10.35	Noncompetition Agreement with Richard Venable.(12)

10.36	Asset Acquisition Agreement by and between XRG, Inc., Highway Transport, Inc. and the Shareholders of Highway Transport, Inc., dated March 31, 2004.(12)

10.37	Bill of Sale, Assignment of Contract, and Assumption Agreement by and between Highway Transport, Inc. and XRG, Inc., effective April 2, 2004 (without exhibits).(12)

10.38	Commercial Sublease Agreement, executed by XRG, Inc. in connection with Highway Transport, Inc. facilities.(12)

10.39	Employment Agreement by and between XRG Logistics, Inc. and Eddie R. Brown.(12)

10.40	Employment Agreement by and between XRG Logistics, Inc. and Milton Adams.(12)

10.41	Asset Purchase Agreement dated February 28, 2004, by and between Highbourne Corporation, XRG, Inc. and the Shareholders of Highbourne Corporation.(12)

10.42	Bill of Sale, Assignment of Contract and Assumption Agreement by and between Highbourne Corporation and XRG, Inc., effective April 2, 2004 (without exhibits).(12)

10.43	Commercial Sublease Agreement, executed by XRG, Inc. in connection with the Sublease of the Highbourne Corporation facilities.(12)

10.44	Employment Agreement by and between XRG Logistics, Inc. and Sherrie J. Kenner.(12)

10.45	Employment Agreement by and between XRG Logistics, Inc. and Steven M. Orenic.(12)

10.46	Asset Purchase Agreement, dated February, 2004 by and among XRG, Inc., Carolina truck Connection, Inc. and the Shareholders of Carolina Truck Connection, Inc.(12)

10.47	Bill of Sale, Assignment of Contract and Assumption Agreement by and between Carolina Truck Connection, Inc. and XRG, Inc., effective April 28, 2004 (without exhibits).(12)

10.48	Commercial Sublease Agreement, executed by XRG, Inc. in connection with the Carolina Truck Connection, Inc. facilities.(12)

10.49	Security Agreement by and between XRG, Inc. and Larry Puckridge.(12)

10.50	Noncompetition and Consulting Agreement of Mr. Larry Puckridge.(12)

10.51	Stock Purchase Agreement Addendum between XRG, Inc. and J. Bently Companies, Inc. dated April 12, 2004. (4)

10.52	Form of XRG, Inc. Subscription Agreement dated June 14, 2004.(13)

10.53	Placement Agent agreement between XRG, Inc. and Vertical Capital Partners, Inc. dated June 17, 2004.(13)

10.54	Form of XRG, Inc. Registration Rights Agreement dated June 14, 2004.(13)

10.55	Amendment No.1 to Common Stock Purchase A and B Warrants between XRG, Inc. and Barron Partners, LP dated June 15, 2004.(13)

Exhibit No.	Description of Exhibit
10.56	Form of XRG, Inc. Subscription Agreement dated July 30, 2004.(13)

10.57	Funds Escrow Agreement between XRG, Inc. and Various Subscribers dated July 30, 2004.(13)

10.58	Form of Warrant Agreement between XRG, Inc. and Various Subscribers dated July 30, 2004.(13)

10.59	Form of Warrant Agreement between certain finders and the Company dated March 31, 2004 and June 15, 2004.(13)

10.60	Lease Agreement by and between Wilder Corporation of Delaware and XRG, Inc. dated July 29, 2004 (14)

10.61	Terminal Agreement between Express Freight Systems, Inc. and Express Freight, Inc. dated August 16, 2004 (14)

10.62	Merger Agreement Addendum between the former shareholders of Express Freight Systems, Inc. and XRG, Inc. (14)

10.63	Promissory Note between Barron Partners, LP and XRG, Inc. dated September 10, 2004 (14)

10.64	Administrative Services Agreement between XRG, Inc., XRG G&A, Inc. and R&R Express, Inc. and Richard Francis (15)

10.65	Employment Agreement by and between XRG G&A, Inc. and Larry M. Berry (15)

10.66	Second Amendment to Asset Acquisition Agreement by and among XRG, Inc. and Carolina Truck Connection, Inc., Larry Puckridge, Robert Luther (15)

10.67	Letter of Resignation from Kevin B. Brennan, as Chief Executive Officer and Member of Board of Directors (15)

10.68	Amendment to Employment Agreement — Kevin Brennan (16)

10.69	Amendment to Consulting Agreement — Don Huggins (16)

10.70	Letter of Agreement with Walker Street Associates (16)

10.71	$1,180,000 Promissory Note payable to Barron Partners, LP dated February 23, 2005 (16)

10.72	Security Agreement with Barron Partners, LP dated February 23 2005 (16)

10.73	$500,000 Promissory Note payable to Ken Steel dated January 5, 2005 (16)

10.74	Promissory Note Modification Agreement for Extension until March 31, 2005 with Ken Steel, dated February 6, 2005 (16)

10.75	Promissory Note Modification Agreement for Extension until March 31, 3005 with Barron Fund, LP, dated February 16, 2005 (16)

10.76	Contract of Sale and Security Agreement by and between XRG, Inc. and Capco Financial Company, a division of Greater Bay Bank, N.A. (16)

10.77	Deposit Account Control Agreement between Wachovia Bank, Capco Financial, and XRG, Inc., dated February 15, 2006 (16)

10.78	Promissory Notes Modification Agreement with Barron Partners, LP (17)

Exhibit No.	Description of Exhibit
10.79	Copy of $1,250,000 Promissory Note, payable to Barron Partners, LP (17)

10.80	Copy of $350,000 Subscription Agreement with Barron Partners, LP (17)

10.81	Copy of Common Stock to Purchase Warrant for 5,500,000 shares with Barron Partners, LP (17)

10.82	Escrow Agreement regarding Conditions to Funding (17)

10.83	Amendment No. 1 to Administrative Services Agreement between XRG, Inc., XRG G&A, Inc., R&R Express, Inc. and Richard Francis (17)

10.84	Agreement with Ken Steel (17)

10.85	Restated $500,000 Promissory Note, payable to Ken Steel (17)

10.86	Form of Warrant issued to Ken Steel (17)

10.87	Conditional Waiver and Extension of Liquidated Damages Rights (17)

10.88	Agreement by and among XRG, Inc., XRG Logistics, Inc., J. Bently Companies, its successors, Joseph Stapleton and Stanley Shadden (17)

10.89	Fleet Owner Agreement by and between Joseph Stapleton and XRG Logistics, Inc. (17)

10.90	Trailer Lease by and between XRG Logistics, Inc. and Joseph Stapleton (17)

10.91	Terminal Agreement by and between XRG Logistics, Inc. and Stanley Shadden (17)

10.92	Settlement Agreement by and between XRG, Inc., Express Leasing Systems, Inc., Express Freight, Inc. and Holders (17)

10.93	Mutual Release by and between Donald Huggins, XRG, Inc. and Barron Partners, LP (17)

10.94	Mutual Release by and between Kevin Brennan, XRG, Inc. and Barron Partners, LP (17)

10.95	Termination Agreement between Highway Transport, Inc., its shareholder and XRG, Inc. (18)

10.96	Termination Agreement between Highway Transport, Inc. and XRG Logistics, Inc. (18)

10.97	Employment Agreement between Stanley Shadden and XRG Logistics, Inc. dated September 1, 2003.(19)

10.98	Employment Agreement between Larry M. Berry and XRG Logistics, Inc. dated November 1, 2003.(19)

10.99	Employment Agreement between Gary Walborn and XRG G&A, Inc. dated January 1, 2004.(19)

10.100	Employment Agreement between Herman Rios and XRG G&A, Inc. dated May 1, 2004.(19)

10.101	Employment Agreement between Richard S. Francis and XRG G&A, Inc. dated July 1, 2004.(19)

10.102	Employment Agreement between Richard S. Francis and R&R Express Intermodal, Inc. dated July 1, 2004.(19)

10.103	Consulting Agreement by and between KDR Transport, Inc. and XRG, Inc. dated July 7, 2004.(19)

10.104	Common Stock Purchase Warrant issued to Greater Bay Bank, N.A. (Capco affiliate) for 63,820 shares.(19)

10.105	Letter Agreement with Oberon Securities.(19)

Exhibit No.	Description of Exhibit
10.106	Consulting Agreement with Michael Conroy.(19)

31	Section 302 Certification of the Sarbanes-Oxley Act of 2002*

32	Section 906 Certification of the Sarbanes-Oxley Act of 2002*

99.1	Code of Ethics(19)

(1)	Incorporated by reference to the Registrant’s Form 10-KSB filed on July 10, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, File No. 0-49659, filed March 4, 2002.

(3)	Incorporated by reference to the Registrant’s Form 10-KSB filed on July 14, 2003.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB filed on July 14, 2004.

(5)	Incorporated by reference to the Registrant’s Definitive Schedule 14(C) filed on September 29, 2004.

(6)	Incorporated by reference to the Registrant’s Form S-8 filed on January 9, 2004

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2003.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2004.

(9)	Incorporated by reference to the Registrant’s Form 10-QSB filed on November 24, 2003.

(10)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-8 filed on February 27, 2004.

(11)	Incorporated by reference to the Registrant’s Form 8-K/A Amendment No.1 filed on July 8, 2004.

(12)	Incorporated by reference to the Registrant’s Form 8-K/A Amendment No.3 filed on July 13, 2004.

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed on August 25, 2004.

(14)	Incorporated by reference to the Registration Form 10K-SB for March 31, 2005.

(15)	Incorporated by reference to the Registration Form 8-K filed on April 26, 2005.

(16)	Incorporated by reference to the Registration Form 8-K filed on March 3, 2005.

(17)	Incorporated by reference to the Registration Form 8-K filed on June 3, 2005.

(18)	Incorporated by reference to the Registration Form 8-K filed on June 9, 2005.

(19)	Incorporated by reference to the Registration Form 10-K-SB filed on July 14, 2005.

*	Filed herewith.
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
     Dated this 16th day of December, 2005.

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

Signature	Title	Date
/s/ Richard Francis Richard Francis	Chief Executive Officer, Chief Financial Officer And Director	December 16, 2005
/s/ Michael T. Cronin
Michael T. Cronin	Director	December 16, 2005

/s/ Terence Leong
Terence Leong	Director	December 16, 2005