Form 10QSB
period 2005-12-31
XRG INC
filed 2007-01-09
CIK 1168375

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

☐  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number 0-49659

XRG, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	58-2583457
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Cleveland Street, Suite 501, Clearwater, Florida 33755

(Address of Principal Executive Offices)

3 Crafton Square, Pittsburgh, PA 15205

(Former address)

727-475-3060

(Issuer’s Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of January 3, 2006 was 19,796,391.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

XRG, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

XRG, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2005

(Unaudited)

Assets

Current assets:
Accounts receivable, net of allowance of $487,595	$3,845,753
Other current assets	335,568
Total current assets	4,181,321

Fixed assets, net of accumulated depreciation	651,323

Other assets:
Goodwill	21,441
Other assets	1,088
Total other assets	22,529

$4,855,173

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$5,241,869
Current portion of capital lease obligations	5,171
Bank overdraft	395,874
Accounts payable	338,846
Accrued expenses	1,149,870
Accrued purchased transportation	354,874
Line of credit	3,439,210
Total current liabilities	10,925,714

Long-term liabilities:
Long-term debt	606,628
Total long-term liabilities	606,628

Total liabilities	11,532,342

Stockholders’ deficit:
Series A Preferred stock; $.001 par value; 5,000,000 shares authorized, issued and cancelled	—
Preferred stock; $.001 par value; 45,000,000 shares authorized	—
Common stock; $.001 par value; 25,000,000 shares authorized;
15,122,658 shares issued	15,123
Additional paid-in capital	35,917,596
Accumulated deficit	(41,634,888)
Treasury stock, at cost, 187,500 shares	(975,000)
Total stockholders’ deficit	(6,677,169)

$4,855,173

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Revenues	$7,420,980	$10,630,462	$24,834,176	$30,256,917

Cost of revenues	6,521,594	8,650,689	22,104,052	26,339,938

Gross profit	899,386	1,979,773	2,730,124	3,916,979

Selling, general and administrative expenses	1,304,617	1,912,775	4,755,573	8,438,666
Bad debt expense	(37,405)	—	787	—
Impairment of goodwill	653,917	—	653,917	—
Restructuring costs	(10,067)	—	570,607	13,378
	1,911,062	1,912,775	5,980,884	8,452,044

Loss from operations	(1,011,676)	66,998	(3,250,760)	(4,535,065)

Interest expense	(393,209)	(187,586)	(1,182,466)	(784,840)
Intrinsic value of convertible debt and debt discount for value of detachable warrants	(866,792)	—	(1,942,862)	(153,844)
Gain on change in fair value of derivative instrument	473,382	—	125,938	—
	(786,619)	(187,586)	(2,999,390)	(938,684)

Net loss	$(1,798,295)	$(120,588)	$(6,250,150)	$(5,473,749)

Basic and diluted loss per share	$(0.12)	$(0.01)	$(0.41)	$(0.52)

Basic and diluted weighted average number of common shares outstanding	15,146,460	13,920,467	15,094,085	10,456,005

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Operating activities
Net loss	$(6,250,150)	$(5,473,749)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	267,579	445,281
Bad debt expense	787	112,746
Common stock, options and warrants issued for services and compensation	477,692	1,997,667
Impairment of goodwill	653,917	—
Stock issued in lieu of interest	37,660	188,400
Amortization of discount and intrinsic value of convertible notes	1,942,862	73,725
Amortization of deferred financing fees	194,161	20,442
Amortization of deferred stock compensation and consulting	—	163,689
Amortization of prepaid interest	221,068	—
Non-cash restructuring costs	261,629	—
Gain on change in fair value of derivative instrument	(125,938)	—
(Increase) decrease, net of effect of acquisitions:
Accounts receivable	1,163,337	(1,810,553)
Other assets	127,788	(608,394)
Increase (decrease), net of effect of acquisitions:
Accounts payable	(8,858)	233,102
Accrued expenses and other liabilities	(587,733)	63,339
Total adjustments	4,625,951	879,444

Net cash used by operating activities	(1,624,199)	(4,594,305)

Investing activities
Purchase of equipment	—	(567,673)
Restructuring costs	308,978	—
Acquisition for business, net of cash acquired in acquisition	—	(2,000,000)
Net cash used by investing activities	308,978	(2,567,673)

Financing activities
Bank overdraft	(64,531)	593,593
Factoring line of credit, net	(615,329)	683,151
Net borrowings (payments) on related party advances	—	(260,000)
Proceeds from common stock issued and options	501,667	6,730,853
Proceeds from issuance of notes payable	1,730,000	421,611
Principal payments on notes payable	(236,351)	(846,128)
Payments for treasury stock	—	(95,000)
Payments on capital lease	(235)	(66,102)
Net cash provided by financing activities	1,315,221	7,161,978

Net increase in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

XRG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental disclosures of cash flow information and non-cash investing and financing activities:

Cash paid during the period for interest	$596,023	$555,556

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

The Company has 25,000,000 authorized shares and has 27,734,412 of outstanding shares plus potential shares from the conversion of debt and exercise of warrants and options granted. The 2,734,412 excess potential shares were attributed to the warrants granted on August 2, 2005. The Company calculated the fair market value of these potential shares using the Black Scholes model and the value of $311,968 was recorded as a liability on the Company’s Balance Sheet at the date the warrant was granted. At December 31, 2005, the fair market value of the 2,734,412 potential shares was $192,361 which resulted in an decrease of the liability recorded and a gain on fair value of warrants recorded of $125,938 being recorded on the Company’s Consolidated Statements of Operations.

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

During the quarter ended June 30, 2005, the Company granted a warrant to purchase 1,000,000 shares of its common stock to a note holder who extended the term of the debt through December 31, 2005. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account as prepaid interest. These amounts were amortized to interest expense over the life of the note.

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

During the nine months ended December 31, 2005, the Company issued 90,000 shares of common stock for interest expense relating to a note payable. These 90,000 shares of common stock were valued at $37,660 based on the quoted market value at the date the shares were owed.

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

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

1.  Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended December 31, 2005 and 2004, (b) the financial position at December 31, 2005, and (c) cash flows for the nine months ended December 31, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2005. The results of operations for the nine month period ended December 31, 2005 are not necessarily indicative of those to be expected for the entire year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $6,250,000 for the nine months ended December 31, 2005, has an accumulated deficit at December 31, 2005 of approximately $41,635,000, which consists of approximately $15,405,000 from unrelated dormant operations and $26,230,000 from current operations; and a tangible negative net worth of approximately $6,699,000 as of December 31, 2005. In addition, the Company has negative working capital of approximately $6,744,000 at December 31, 2005 and has used approximately $1,624,000 of cash from operations for the nine months ended December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has established a profit improvement plan to achieve a more streamlined and efficient operation. As part of this plan, the Company is identifying savings opportunities associated mostly with redundancies and economies of scale. The Company is focusing these efforts on improvement in operating ratios and tractor utilization (average revenue per tractor per week.) The first stage of this plan included the restructuring of the Company’s Express Freight Systems, Inc., acquisition on August 16, 2004 from an asset-based provider to a non-asset based agency transaction. In addition, the Company restructured its asset purchase of Carolina Truck Company (“CTC”) during April 2005 to permit CTC to restructure to a non-asset based agency transaction and during June 2005 restructured the Highway Transport, Inc. transaction to a non-asset based agency arrangement. These restructurings fix the Company’s operating costs associated with the EFS and Highway companies through an agency arrangement under terminal agreements, and permits CTC to elect to do an agency agreement, if CTC prefers. The Company’s profit improvement plan may decrease its operating losses in the future; however, there is no assurance that this plan will be effective in obtaining profitability for the Company. Failure to accomplish these plans could have an adverse impact on the Company’s liquidity, financial position and future operations.

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

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

Derivative Instruments

In accordance with the Emerging Issues Task Force 00-19, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair market value with the change being recorded as a gain or loss on the income statement. The Company has 25,000,000 authorized shares and has 27,734,412 of outstanding shares plus potential shares from the conversion of debt and exercise of warrants and options granted. The 2,734,412 excess potential shares were attributed to the warrants granted on August 2, 2005. The Company calculated the fair market value of these potential shares using the Black Scholes model and the value of $311,968 was recorded as a liability on the Company’s balance sheet at the date the warrant was granted. At December 31, 2005, the fair market value of the 2,644,412 potential shares was $192,361 which resulted in a decrease of the liability recorded and a gain on fair value of warrants recorded of $125,938 being recorded on the Company’s Consolidated Statements of Operations.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation – transition and disclosure”, an amendment of SFAS No. 123 for the three and nine months ended December 31, 2005 and 2004:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net loss, as reported	$(1,144,376)	$(120,588)	$(5,596,231)	$(5,473,749)
Deduct: Fair value of stock-based employee compensation costs	—	—	(110,000)	(13,205)
Plus: Intrinsic value of compensation costs included in net loss	—	—	110,000	13,200

Pro forma net loss	$(1,144,376)	$(120,588)	$(5,596,231)	$(5,473,754)

Loss per share:
Basic and Diluted – as reported	$(0.08)	$(0.01)	$(0.37)	$(0.52)
Basic and Diluted – pro forma	$(0.08)	$(0.01)	$(0.37)	$(0.52)

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

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations or financial position.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123 (R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company does not anticipate that the adoption of SFAS 157 will have an impact on the Company’s overall results of operations or financial position.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation. For the three and nine months ended December 31, 2004, agent commissions in the amounts of approximately $1,178,000 and $1,723,000, respectively; have been reclassified from selling, general and administrative expenses to cost of revenues to more accurately present purchased transportation costs.

2.  Per Share Calculations

Per share data was computed by dividing net loss by the basic and diluted weighted average number of shares outstanding during the three and nine months ended December 31, 2005 and 2004. At December 31, 2005 and 2004, 12,611,756 and 1,636,196 potential common stock shares, respectively, are issuable upon the exercise of warrants and options and conversion of debt to common stock are excluded from diluted net loss per share as the effect of such shares would be anti-dilutive.

3.  Fixed assets

As of December 31, 2005, the Company had the following fixed assets, all of which are pledged against debt:

Trailers	$309,000
Tractors	664,750
Office equipment and software	155,709
1,129,459
Accumulated depreciation	(478,136)
Total Fixed assets, net	$651,323

Depreciation totaled approximately $268,000 and $445,300 for the nine months ended December 31, 2005 and 2004, respectively.

The Company excluded from net fixed assets $702,595 of fixed assets that reverted back to prior owners of such assets based on the restructuring of certain acquisitions during the first quarter ended June 30, 2005. The fair value of such assets approximates the net book value.

4.  Goodwill

At December 31, 2005, the Company evaluated the goodwill of each of its reporting units and recorded a goodwill impairment charge of approximately $654,000. The Company determined the goodwill for Carolina Truck Connection, Inc. of approximately $654,000 was impaired as this transaction is being restructured to a non-asset based agency relationship.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

5.  Notes Payable

The following table outlines the notes payable balance for each entity at December 31, 2005:

XRG, Inc. — Notes payable secured by the assets of the Company: interest ranging from 6.00% to 18.00%; Monthly payments of approximately $13,500 on one note maturing during October 2007; six notes have no principal or interest payments and require a total balloon principal payment of $4,376,275 which is due by December 31, 2006; additionally, all accrued interest is due by December 31, 2006; Secured by all assets of the companies. This balance is net of $778,365 discount on debt.	$4,634,725

XRG, Inc. — Convertible note payable; interest 10%, interest only payments payable annually; principal due on November 11, 2005, collateral is senior position in the assets of XRG, Inc. This note is convertible into the Company’s common stock at a conversion price of $8.40 per share. This note is currently overdue. In June 2006 the Company entered into a settlement agreement with the note holder for monthly payments of $3,300 until October 2008 with accrued interest being payable in shares of common stock in April, August and December 2007.	100,000

XRG, Inc. —Notes payable; interest 12.0%; interest only payments payable quarterly; principal due between April 2005 and June 2005; at maturity, the note holder will be paid the remaining unpaid principal at 150% redemption premium plus accrued interest. These notes are currently overdue and in default. In May 2006, the Company entered into a settlement agreement with one of the $10,000 note holders for monthly payments of $1,000 until March 2007 with accrued interest being payable in shares of common stock	20,000

XRG, Inc. —Convertible unsecured notes payable; interest 15%; the first 6 months of interest was put into escrow; principal and remaining interest was due December 31, 2004; these notes may be converted into the Company’s common stock based upon a $3.00 price per share; Company is obligated to utilize 80% of the cash proceeds from future issuances of certain equity or debt securities, exercise of warrants or options to repay the principal and accrued interest on these notes prior to their maturity. These notes are currently overdue and in default. In April 2006 the Company entered into a settlement agreement with the note holders for monthly payments of $10,000 until June 2007 with accrued interest being payable in cash or shares of common stock in July 2007

155,000

XRG, Inc. — Notes payable; interest ranging from 12.0% to 10,000 shares of common stock per month; these notes are overdue and in default.	60,000

Carolina Truck Connection, Inc. (“CTC”) — Notes payable; interest ranging from 6.74% to 8.53%; Monthly payments of approximately $3,400; due at various dates between October 2005 to October 2006; one note required a balloon payment of $180,810 due by December 31, 2006; Secured by equipment.	206,759

Highway Transport, Inc. — Notes payable; interest at 8.25%; Monthly payments of approximately $15,800; due September 2009; Secured by equipment.	672,013

Total notes payable	$5,848,497

Less current portion	(5,241,869)

Long-term portion of notes payable	$606,628

The notes payable for the Highway Transport, Inc. (“HTI”) is still recorded as a liability on the Company’s books as the Company is still the primary obligor on the note. It is the intent and desire of the parties to restructure the obligations due United Bank, such that XRG is the primary obligor on 4/7’s and HTI and its principals are the obligors on the other 3/7’s of the amounts due United Bank. In the agreement between the Company and HTI, HTI is obligated to pay the note and the Company contributes $6,000 to the note payment each month. Since the Company is still the primary obligor on the note from the note holders perspective and HTI has limited resources to pay the note, the Company has recorded the total amount of the note owed on its financial statements and as each note payment is made by HTI, the note is reduced and the difference, net of the $6,000 is recorded as a restructuring gain. On March 15, 2006 the note was successfully restructured between the Company, HTI and United Bank. The Company’s portion of the restructured debt is $396,125 with interest at 9.50% and monthly payments of $6,000, increasing to $9,090 in April 2007. The note matures on March 15, 2011.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

On May 20, 2005, the Company entered into a Promissory Notes Modification Agreement with Barron Partners, LP (“Barron”), its largest shareholder, extending the due date of all of the Barron Notes, until December 31, 2005. Subsequently, the note was extended until December 31, 2006. In connection with this arrangement, Barron agreed to subordinate its right of payment and interest on all of the Barron notes and other future indebtedness to Kenneth A. Steel, Jr., who is the holder of a $500,000 Promissory Note of XRG. The Company is obligated to use at least seventy percent (70%) of the proceeds from any debt or equity financings to repay the Barron and Steel notes.

During June 2005, the Company received funding from Barron, its largest shareholder, consisting of 16 units totaling $1,600,000. A $100,000 unit consisted of (i) a $78,125 promissory note, and (ii) $21,875 allocated to acquire 10,937.5 shares of its common stock at $2.00 per share and the right to acquire 343,750 shares of common stock through a warrant with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 promissory note. The $1,250,000 promissory note has an annual interest rate of 10% and matures on December 31, 2005. Subsequently, the note was extended until Decmber 31, 2006. In addition, Barron has the right to acquire 5,500,000 shares of common stock pursuant to the warrant granted on June 2, 2005, at an exercise price of $2.00. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $889,996 using the Black Scholes Option Model which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.

On August 2, 2005, XRG, Inc. (“XRG”) received $600,000 from Barron, its largest shareholder, as an infusion of additional working capital. The agreements for this funding were executed on July 29, 2005. This funding is the form of units, consisting of promissory notes, common stock and common stock purchase warrants. Each $60,000 unit consist of a $45,000 note, 7,500 shares of common stock with a purchase price of $2.00 per share and warrants to acquire 375,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. Accordingly, in the aggregate, XRG has issued $450,000 of promissory notes bearing interest at 18% per annum with a maturity date of December 31, 2005. Subsequently, the note was extended until December 31, 2006. In addition, XRG issued to Barron 75,000 shares of its common stock at a purchase price of $2.00 per share, for a total purchase price of $150,000. XRG issued to Barron a warrant to acquire up to 3,750,000 of its common stock exercisable at $2.00 per share. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 3,750,000 shares of common stock was allocated 75% to the debt proceeds and 25% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $331,798 using the Black Scholes Option Model which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.

On November 18, 2005, XRG received $30,000 from Barron Partners, LP in order to meet fuel funding requirements for which Barron was issued a $30,000 promissory note with interest at 18.0% and maturing on March 31, 2006. Subsequently, the note was extended until December 31, 2006.

On February 21, 2006, XRG received $580,000 from Barron Partners, LP (“Barron”) in order to meet interim working capital requirements, which includes the elimination of an overdraft position with Wachovia Bank. The securities acquired by Barron were issued in ten (10) units. Each unit consisted of a $48,000 note, 5,000 shares of Common Stock with a purchase price of $2.00 per share, subject to adjustment and warrants to acquire 10,000,000 shares of XRG’s Common Stock exercisable at $2.00, subject to adjustment. In the aggregate, Barron was issued a $480,000 promissory note bearing interest at 12% per annum with a maturity date of December 31, 2006, 50,000 shares of XRG’s Common Stock at a purchase of $2.00 per share, and warrants to acquire 100,000,000 shares of XRG’s Common Stock exercisable at $2.00 per share.

On June 28, 2006, XRG received $25,000 from Barron Partners, LP in order to meet the first payment in the Couture settlement for which Barron was issued a $25,000 promissory note with interest at 15.0% and maturing on December 31, 2006.

All of the aforementioned notes with Barron Partners, LP are currently in default. The Company is negotiating with Barron for extensions of the due dates.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

The warrants contained a special adjustment feature that provided that if all holders with most favored nations anti-dilution rights and liquidated damages rights for failure to register securities executed a release and waiver of liquidated damages rights and most favored nations anti-dilution rights (“Release”), then Barron or any other holder thereof agreed that the number of warrants would be reduced to 4,000,000 and the exercise price shall be reduced to $.10 per share. This special adjustment feature was also conditioned upon Ken Steel executing the above referenced Release. XRG was unable to obtain the Releases from the various holders and Mr. Steel, and accordingly the terms of the warrants and shares issued to Barron were not adjusted. In addition, Mr. Steel did not agree to extend the maturity date of his $500,000 promissory note, which matured on December 31, 2005. The shares and warrants issued to Barron have registration rights, most favored nations anti-dilution protection, cashless exercise provisions, and other rights as more fully set forth in the body of the Subscription Agreement and Common Stock Purchase Warrant.

On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. The Company did not pay this note as due and obtained an original extension through March 31, 2005. As part of the Company’s recent restructuring it has entered into a restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% and XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005, XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. During June 2005, the Company granted a warrant to this note holder to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account. These amounts were amortized to interest expense over the life of the note.

6.  Other Equity Transactions

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

During the quarter ended June 30, 2005, the Company entered into a new promissory note agreement that was originally due in February 2005. In consideration of the note restructuring, the Company agreed to grant a warrant to acquire up to 1,000,000 shares of its common stock at an exercise price of $2.00 per share. (See note 4)

During the six months ended September 30, 2005, the Company has issued or agreed to issue 264,656 shares of common stock in exchange for consulting services valued at $250,490 which were recorded as consulting fees and $229,650 is recorded as a liability at December 31, 2005.

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

During the nine months ended December 31, 2005, the Company issued 90,000 shares of common stock for interest expense relating to a note payable. These 90,000 shares of common stock were valued at $37,660 based on the quoted market value at the dates the shares were owed.

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

7.  Restructuring Agreements

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

Effective December 10, 2005 XRG terminated the trailer and terminal agreements with J Bently Companies, Inc., Joseph Stapleton, and Stanley Shadden as Mr. Stapleton and Mr. Shadden were unable to effectively manage their agency in a manner that was financially beneficial to XRG. Although the operations of J Bently Companies did contribute to our revenues, the costs associated with the J Bently Companies operations resulted in a negative contribution to our net income.

•	Formal Settlement Agreement: Express Freight Systems

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

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

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

XRG has the risk of EF declaring a major funding default because of its limited financial resources if it was unable to timely fulfill its funding obligations under the Settlement Agreement. Representatives of EF have alleged that XRG has already committed a major funding default. If two major funding defaults were deemed to have occurred, that would result in a potential termination of the terminal agreement, which would have a material adverse effect on the financial position of XRG. We are currently in discussion with representatives of EFS as it relates to the holders of EFS retaining the 187,500 shares, which they were obligated to return to XRG in consideration of concessions and modifications to the original Settlement Agreement. In May 2006, XRG entered into a Letter Agreement with EF, ELS and the former shareholders of EFS to waive any past “Major Funding Defaults” as defined in the Settlement Agreement in exchange for one million shares of XRG’s common stock. Additionally, EF, ELS and the former shareholders of EFS have agreed to return the 187,500 shares of XRG stock in accordance with the original Settlement Agreement.

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

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

Pursuant to the termination agreement, XRG repaid HTI $170,000, the proceeds of which were used to make debt service payments on obligations due United Bank and to satisfy other payables of HTI. XRG is also obligated to issue the principals of HTI 75,000 shares of its common stock. Additionally, XRG returned net fixed assets and liabilities in the amount of $235,166 to HTI.

The termination agreement required XRG to pay HTI $6,000 per month for the first 41 months after the termination agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank. On March 15, 2006 the note was successfully restructured between the Company, HTI and United Bank. The Company’s portion of the restructured debt is $396,125. As of March 15, 2006, the Settlement Payments were no longer due to HTI since the United Bank debt was restructured.

The terminal agreement with HTI has a term for five years. HTI covenants to use XRG on an exclusive basis as its carrier. XRG agrees to pay HTI eighty-seven percent (87%) of revenues. XRG shall retain the remaining thirteen percent (13%) of HTI revenues. If HTI ceases operations, sells substantially all of its assets, terminates the terminal agreement, defaults in performing its obligations under the terminal agreement, or if any of such events occur within six (6) months after the effective date of the termination agreement, all previous shares of XRG common stock issued to the principals of HTI shall be immediately canceled.

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

Effective April 1, 2005, XRG entered into the second amendment to the asset acquisition agreement with Carolina Truck Connection, Inc. (“CTC”), Larry Puckridge and Robert Luther. XRG has issued Mr. Puckridge and Mr. Luther an additional 315,000 shares as additional consideration in connection with the original asset acquisition agreement. In addition, XRG has issued Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr. Puckridge’s guaranties are released and provided that after the annual anniversary date of this agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original asset acquisition agreement into an agency agreement with the revenue split being 85% to CTC and 15% to XRG.

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

In addition the Company agreed to issue to both, R&R Express and Mr. Francis 150,000 shares of its common stock. The Company also agreed to pay Mr. Francis an annual salary of $150,000 per year from its G&A subsidiary as compensation for serving as its Chief Executive Officer and certain of its subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R Express. This administration services agreement supersedes the previous agreements between Mr. Francis, KDR Transport, Inc. and R&R Express. The Company has recorded a liability of $229,650 for the consulting services pertaining to the vested common stock that the Company has agreed to issue through December 31, 2005.

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

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

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

On February 20, 2006, XRG and R&R Express, Inc., agreed to terminate the Administrative Services Agreement between XRG, Inc., XRG G&A, Inc., R&R Express, Inc. and Richard Francis, which was originally entered as of April 1, 2005 and amended on or about April 25, 2005. XRG, R&R Express, Inc., and Mr. Francis agreed to a 30-day transition period to relocate the administrative functions, which were managed by R&R Express, Inc. and Mr. Francis at R&R Express, Inc. Pittsburgh’s headquarters back to XRG.

In connection with the termination of the Administrative Services Agreement, effective February 21, 2006, Mr. Francis resigned as our Chief Executive Officer and a Director. The termination of this relationship also affects XRG’s ability to maintain the business and revenue of R&R Express Intermodal, Inc. In March 2006, R & R Express Intermodal, Inc. ceased operating as an agency of XRG.

XRG appointed Eddie R. Brown as its new Chief Executive Officer, effective February 21, 2006. Mr. Brown brings over thirty-five years of trucking industry experience to the Company. He is the co-founder and CEO of Highway Transport, Inc. in Evergreen, Alabama, a terminal which operates with XRG under an agency agreement.

Effective March 1, 2006, XRG moved all of its general and administrative functions from Pittsburgh as they relate to billing, collections, driver payroll, safety and insurance to Chattanooga, Tennessee. These functions operate in their own space with XRG employees at the offices of our terminal, Express Freight.

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

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

In November 2006, XRG settled their claims with Highbourne Corporation, AGB Transportation Services, LLC, Orenic and Kenner. However, the operations of Highbourne are no longer included in the XRG financial statements from April 8, 2005 through December 31, 2005.

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

Mr. Couture had refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common consented to the removal of Stephen Couture as a director of XRG.

XRG has filed a counterclaim for declaratory relief, breach of contract, breach of fiduciary duty, and fraud in the inducement against Mr. Couture in the above referenced action.

On June 22, 2006, Mr. Couture and XRG entered into a mediation agreement. Mr. Couture agrees to return all of his and his father’s shares of common stock totaling 574,166 shares in exchange for six monthly payments of $25,000 and one payment of $4,375. XRG management and counsel felt that the settlement was reasonable and less than half the anticipated legal fees to litigate the matter.

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

In April 2006 the Company entered into a settlement agreement with the noteholders for monthly payments of $10,000 until June 2007 with accrued interest being payable in cash or shares of common stock in July 2007.

•	Former Employee Claims

Andrew Davis, a former employee has filed a charge of discrimination with the U.S. Equal Employment Opportunity Commission (“EEOC”) as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. The Department of Labor found that Mr. Davis’ allegations were without merit and has withdrawn the complaint. The EEOC reached the same conclusion.

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

XRG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended December 31, 2005 and 2004 (Unaudited)

Based upon the above factors, the Company recorded the common stock issued to RSV as a deposit which was written off during the quarter ended March 31, 2005. The Company has booked an accrual for the damages claimed by RSV as of December 31, 2005.

10.  Subsequent Events

Effective January 31, 2006 XRG notified its shareholders of record that shareholders holding a majority of the voting power amended the Certificate of Incorporation in order to increase the amount of authorized common stock from 25,000,000 shares to 50,000,000 shares.

During the quarter ended March 31, 2006, XRG entered into four new agency agreements with terminals in Memphis, Tennessee; Augusta, Georgia; Atkins, Arkansas and Russellville, Arkansas.

On April 1, 2006 Eddie R. Brown entered into a three year employment agreement with XRG with a base compensation of $104,000 per year, a revenue override of 0.15% of billed line haul and brokerage revenues, and 1,000,000 shares of the Company’s common stock vested over three years.

Effective August 3, 2006 the Company entered into a factoring arrangement with Corporate Billing, Inc. (CBI) Under the terms of the Client Agreement, XRG is advanced 90.0% of the daily billing and maintains a reserve of 10.0% with CBI from which interest at the Wall Street Journal prime rate and the discount fee of 0.45% is deducted. The advance rate was an improved by 5.0% over CAPCO’s advance rate and the interest rate was reduced by 5.0%. Additionally, the were no commitment fees or renewal fees.

On August 3, 2006 XRG terminated its accounts receivable financing relationship with CAPCO.

On October 20, 2006, XRG received $600,000 from Barron Partners, LP in order to finance the transaction agreements with Chromos, Inc based in Central Florida to enter into a three year agency agreement with XRG and with Local Logistics, LLC to enter into a three year agency agreement with XRG, and working capital for XRG for which Barron was issued a $600,000 promissory note with interest at 12.0%, maturing on April 20, 2008 with payments of interest and principal beginning February 2007.

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

Overview

XRG, Inc. (“XRG) was incorporated in November 2000 under the laws of the State of Delaware. XRG is a holding company that owns subsidiary interstate trucking companies. Currently, XRG operates through its wholly owned subsidiaries XRG G&A, Inc., Express Freight Systems, Inc. (“EFS”), XRG Logistics, Inc. (“XRG Logistics”), and R&R Express Intermodal, Inc. (“R&R”). These subsidiaries operate under authority granted by the United States Department of Transportation (“DOT”) and various state agencies. For descriptive purposes herein, the registrant, XRG and its operating subsidiaries are collectively referred to as “XRG” or the “Company,” unless context otherwise requires.

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

Our corporate offices are located at 601 Cleveland Street, Suite 501, Clearwater, Florida 33755 and our telephone number is (727) 475-3060. Our operations and administrative staff are located at 329 Wauhatchie Pike, Chattanooga, Tennessee 37419 and the telephone number is (800) 792-2520.

Summary of Restructured Operations

The following table summarizes our operations during the nine months ended December 31, 2006:

Company	Headquarters Location	Carrier Type	Owner/Operators or Owned Tractors	Trailers
J. Bently Companies, Inc.	Sweetwater, TN	Van	45 Owner Operators	170
R&R Express Intermodal, Inc. (R&R)	Pittsburgh, PA	Intermodal	27 Owner Operators	—
Highway Transport Services, Inc. (HTI)	Evergreen, AL	Flatbed	35 Owner Operators	44
Express Freight Systems, Inc. (EFS)	Chattanooga, TN	Van	91 Owner Operators	308
Carolina Truck Connection, Inc. (CTC)	Fletcher, NC	Van	31 Tractors, 11 Owner Operators	92

•	J. Bently Companies

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

Effective December 10, 2005 XRG terminated the trailer and terminal agreements with J Bently Companies, Inc., Joseph Stapleton, and Stanley Shadden as Mr. Stapleton and Mr. Shadden were unable to effectively manage their agency in a manner that was financially beneficial to XRG. Although the operations of J Bently Companies did contribute to our revenues, the costs associated with the J Bently Companies operations resulted in a negative contribution to our net income.

•	Formal Settlement Agreement: Express Freight Systems

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

XRG has the risk of EF declaring a major funding default because of its limited financial resources if it was unable to timely fulfill its funding obligations under the Settlement Agreement. Representatives of EF have alleged that XRG has already committed a major funding default. If two major funding defaults were deemed to have occurred, that would result in a potential termination of the terminal agreement, which would have a material adverse effect on the financial position of XRG. We are currently in discussion with representatives of EFS as it relates to the holders of EFS retaining the 187,500 shares, which they were obligated to return to XRG in consideration of concessions and modifications to the original Settlement Agreement. In May 2006, XRG entered into a Letter Agreement with EF, ELS and the former shareholders of EFS to waive any past “Major Funding Defaults” as defined in the Settlement Agreement in exchange for one million shares of XRG’s common stock. Additionally, EF, ELS and the former shareholders of EFS have agreed to return the 187,500 shares of XRG stock in accordance with the original Settlement Agreement.

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

The termination agreement requires XRG to pay HTI $6,000 per month for the first 41 months after the termination agreement, and $16,000 per month thereafter for 19 months (“Settlement Payments”). The understanding of the parties is that the Settlement Payments will be directed to United Bank to pay down the obligations of XRG and HTI to United Bank. On March 15, 2006 the note was successfully restructured between the Company, HTI and United Bank. The Company’s portion of the restructured debt is $396,125. As of March 15, 2006, the Settlement Payments were no longer due to HTI since the United Bank debt was restructured.

The terminal agreement with HTI has a term for five years. HTI covenants to use XRG on an exclusive basis as its carrier. XRG agrees to pay HTI eighty-seven percent (87%) of revenues. XRG shall retain the remaining thirteen percent (13%) of HTI revenues. If HTI ceases operations, sells substantially all of its assets, terminates the terminal agreement, defaults in performing its obligations under the terminal agreement, or if any of such events occur within six (6) months after the effective date of the termination agreement, all previous shares of XRG common stock issued to the principals of HTI shall be immediately canceled.

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

Effective April 1, 2005, XRG entered into the second amendment to the asset acquisition agreement with Carolina Truck Connection, Inc. (“CTC”), Larry Puckridge and Robert Luther. XRG has issued Mr. Puckridge and Mr. Luther an additional 315,000 shares as additional consideration in connection with the original asset acquisition agreement. In addition, XRG has issued Mr. Puckridge 25,000 shares in consideration for past consulting services. XRG has agreed to continue servicing the debt related to the CTC equipment and is entitled to take title to such equipment which is guaranteed by Mr. Puckridge at such time as Mr. Puckridge’s guaranties are released and provided that after the annual anniversary date of this agreement XRG shares have a market value of at least $1.60. CTC also has the right to convert the original asset acquisition agreement into an agency agreement with the revenue split being 85% to CTC and 15% to XRG.

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

In November 2006, XRG settled their claims with Highbourne Corporation, AGB Transportation Services, LLC, Orenic and Kenner. However, the operations of Highbourne are no longer included in the XRG financial statements for the nine months ended December 31, 2005.

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

In addition the Company agreed to issue to both, R&R Express and Mr. Francis 150,000 shares of its common stock. The Company also agreed to pay Mr. Francis an annual salary of $150,000 per year from its G&A subsidiary as compensation for serving as its Chief Executive Officer and certain of its subsidiaries. The salary of Mr. Francis is considered a credit against the service fee payable to R&R Express. This Administration Services Agreement supersedes the previous agreements between Mr. Francis, KDR Transport, Inc. and R&R Express. The Company has recorded a liability of $229,650 for the consulting services pertaining to the vested common stock that the Company has agreed to issue through December 31, 2005.

The Administrative Services Agreement had a five-year term, which is consistent with the term of the Company’s terminal agreements with its agents. The Administrative Services Agreement was cancelable by XRG and R&R Express prior to its date of expiration by providing written notice in accordance with the timeframe within the agreement. R&R Express had agreed to a non-competition and non-solicitation of the Company’s customers, employees and agents during the term of the agreement and for a twenty-four month period thereafter, excluding the business of R&R Express Intermodal, Inc.

Pursuant to the Administrative Services Agreement, XRG is the carrier of record and insurer of all freight subject to the terminal agreements. All invoicing, bills of lading and other documents evidencing liability, ownership or legal obligations shall be the responsibility of XRG. XRG has the right to establish all pricing policies under the terminal agreements. XRG has the risk of loss as it relates to the ultimate collection of accounts receivable and uninsured cargo losses. XRG is the primary obligor with customers pursuant to the terminal agreements. However, all invoicing, collections, safety, payroll and insurance services were performed or provided by R&R Express and Francis in accordance with the Administrative Services Agreement.

On February 20, 2006, XRG and R&R Express, Inc., agreed to terminate the Administrative Services Agreement between XRG, Inc., XRG G&A, Inc., R&R Express, Inc. and Richard Francis, which was originally entered as of April 1, 2005 and amended on or about April 25, 2005. XRG, R&R Express, Inc., and Mr. Francis agreed to a 30-day transition period to relocate the administrative functions, which were managed by R&R Express, Inc. and Mr. Francis at R&R Express, Inc. Pittsburgh’s headquarters back to XRG.

In connection with the termination of the Administrative Services Agreement between XRG, Inc., XRG G & A, Inc., R&R Express, Inc. and Richard Francis, effective February 21, 2006, Mr. Francis resigned as our Chief Executive Officer and a Director. The termination of this relationship also affects XRG’s ability to maintain the business and revenue of R&R Express Intermodal, Inc. In March 2006, R & R Express Intermodal, Inc. ceased operating as an agency of XRG.

GENERAL

Management’s Interim Operating Plan

The major components of our turn around plan consist of the following:

•	Reduction of overhead by reducing personnel in our Clearwater, Florida office.

•	Restructuring of our business model from an asset based carrier to a non-asset based carrier.

•	We secured a new accounts receivable financing facility with CAPCO Financial Company. This financing has improved our cash flow position because of the lower costs of funds.

•	Changes in our executive management team. We have entered into settlement agreements with Kevin Brennan and Don Huggins.

•	Eddie R. Brown became XRG’s new Chief Executive Officer, effective February 21, 2006; bringing over thirty-five years of trucking industry experience to the Company.

•

Recruiting additional agents and owner operators in new markets and expanding our network in existing markets. We have entered into a new employment agreement with Larry Berry who has substantial experience in the trucking and transportation industry to assist us in securing new business.

•

We have deferred principal payments on certain of our debt service obligations until December 31, 2006 with Barron and Mr. Steel. We have been able to settle or defer payments relating to approximately $255,000 of convertible notes payable..

•

Effective March 1, 2006, XRG moved all of its general and administrative functions as they relate to billing, collections, driver payroll, safety and insurance to Chattanooga, Tennessee. These functions operate in their own space with XRG employees at the offices of our terminal, Express Freight.

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

During the quarter ended March 31, 2006, XRG entered into four new agency agreements with terminals in Memphis, Tennessee; Augusta, Georgia; Atkins, Arkansas and Russellville, Arkansas. It is anticipated that these new agencies will generate approximately $8,000,000 in annual billings.

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

Revenue Equipment

We operate approximately 240 tractors at December 31, 2005, which consists of company-owned equipment, equipment provided by independent contractors (owner operators) or by a fleet agreement.

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

We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectible. At December 31, 2005, the allowance for doubtful accounts was $487,595 or approximately 11% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123 (R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company does not anticipate that the adoption of SFAS 157 will have an impact on the Company’s overall results of operations or financial position.

RESULTS OF OPERATIONS

Three months ended December 31, 2005 compared to three months ended December 31, 2004

XRG generated $7,420,980 in revenues during the three-month period ended December 31, 2005 as compared to $10,630,462 during the three-month period ended December 31, 2004. Our revenues decreased $3,209,482 for the three-month period ended December 31, 2005 compared to the same period in 2004. This decrease is the result of the termination of our terminal agreement with Highbourne Corporation in April 2005 and J Bently Companies in December 2005. In addition, we have been unable to expand our business and customer base due to our limited financial resources.

Cost of revenues were $6,521,594 and $8,650,689 resulting in a gross margin of $899,386 and $1,979,773 during the three-month period ended December 31, 2005 and 2004, respectively. During the three-month period ended December 31, 2005, the major components of cost of revenues are purchased transportation costs which are comprised mainly of owner operator settlements of approximately $4,835,000 and agent commissions of $901,000. For the three-month period ended December 31, 2004, the major components of cost of revenues were owner operator settlements of $4,429,000, agent commissions of $1,178,000 and company driver payroll costs of approximately $1,068,000. The cost of revenues decreased during the three–month period ended December 31, 2005 compared to the same period in 2004 as a result of lower revenues.

For the three-month period ended December 31, 2005, total selling, general and administrative expenses were $1,304,617 as compared to $1,912,775 for the same period of the previous year, a decrease of $608,158 or 32%. This decrease is primarily the result of controlling costs and reducing our corporate overhead expenses.

We recorded a reduction in restructuring costs in the amount of $10,067 for the three–month period ended December 31, 2005. This reduction in the restructuring costs during the three-month period ended Decmber 31, 2005 is due to a reduction in the HTI debt for the portion that is recorded on our books as we are the primary obligor, but it is paid by HTI.

Interest expense for the three-month period ended December 31, 2005 and 2004 was $393,209 and $187,586, respectively. This increase of $205,623 is primarily the result of increased debt which we incurred to fund our operations during the past year and the amortization of financing fees in the amount of $64,720 from our accounts receivable financing facility.

We recorded $866,792 related to the amortization of intrinsic value of convertible debt, debt discount for the value of detachable warrants and the debt discount for the allocation of fair market value between common stock and debt during the three-month period ended December 31, 2005. These amounts are non-cash amounts that are amortized over the life of the notes.

We recorded a gain of $473,382 for the three-month period ended December 31, 2005 for the fair market value of the 2,734,412 potential shares that are in excess of the Company’s authorized shares at December 31, 2005.

We had a net loss of $1,798,295 for the three-month period ended December 31, 2005 as compared to a net loss of $120,588 for the three-month period ended December 31, 2004. This increase in our net loss of $1,677,707 over that of the three-month period ended December 31, 2004 is the result of the additional interest from increased debt, the amortization of the intrinsic value of convertible debt and the impairment of goodwill.

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

XRG generated $24,834,176 in revenues during the nine-month period ended December 31, 2005 as compared to $30,256,917 during the nine-month period ended December 31, 2004. Our revenues decreased $5,422,741 from the nine- month period ended December 31, 2004 to the same period in 2005. This decrease is primarily the result of the termination of our terminal agreement with Highbourne Corporation in April 2005 and J Bently Companies in December 2005.

Cost of revenues were $22,104,052 and $26,339,938 resulting in a gross margin of $2,730,124 and $3,916,979 during the nine-month period ended December 31, 2005 and 2004, respectively. Related expenses during the nine-month period ended December 31, 2005 were primarily costs associated with purchased transportation. The major components of purchased transportation costs during the nine-month period ended December 31, 2005 were owner operator settlements of approximately $14,353,000, agent commissions of approximately $3,027,000, fuel costs of approximately $1,938,000 and company driver payroll costs of approximately $846,000. The major components of purchased transportation costs during the nine-month period ended December 31, 2004 were owner-operator settlements of approximately $14,468,000, agent commissions of approximately $1,723,000, fuel of approximately $1,728,000 and company driver payroll costs of approximately $3,093,000.

For the nine-month period ended December 31, 2005, total selling, general and administrative expenses were $4,755,573 as compared to $8,438,666 for the same period of the previous year, a decrease of $3,683,093 or 44%. This decrease is primarily the result of controlling costs and reducing our corporate overhead expenses.

We recorded restructuring costs of $570,607 for the nine-month period ended December 31, 2005 as compared to $13,378 for the nine-month period ended December 31, 2004. The restructuring costs for the nine-month period ended December 31, 2005 are from costs that were incurred in restructuring acquisitions and terminal agreements as part of our new business strategy.

Interest expense for the nine-month period ended December 31, 2005 and 2004 was $1,182,466 and $784,840, respectively. This increase of $397,626 is primarily the result of increased debt which we incurred to fund our operations during the past year and the amortization of financing fees in the amount of $194,161 from our accounts receivable financing facility.

We recorded $1,942,862 and $153,844 related to the amortization of intrinsic value of convertible debt, debt discount for the value of detachable warrants and the debt discount for the allocation of fair market value between common stock and debt during the nine-month period ended December 31, 2005 and 2004, respectively. These amounts are non-cash amounts that are amortized over the life of the notes.

We recorded a gain of $125,938 for the nine-month period ended December 31, 2005 for the fair market value of the 2,734,412 potential shares that are in excess of the Company’s authorized shares at December 31, 2005.

We had a net loss of $6,250,150 for the nine-month period ended December 31, 2005 as compared to a loss of $5,473,749 for the nine-month period ended December 30, 2004. This increase in our net loss of $776,401 over that of the nine-month period ended December 31, 2004 is primarily due to the accounting for non-cash items, such as, the intrinsic value of convertible debt and the impairment of goodwill, and restructuring costs.

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

In order to satisfy our interim working capital requirements, we have borrowed funds from Barron, our largest shareholder. The following table sets forth a summary of the date, amount, interest rate, collateral and extended maturity date relating to such borrowings:

DATE	AMOUNT	INTEREST RATE	COLLATERAL	CURRENT MATURITY DATE	EXTENDED MATURITY DATE

9/10/04	$225,810	6%	20 Trailers	3/31/05	12/31/06
10/1/04	166,275	6%	15 Tractors	3/31/05	12/31/06
2/23/05	1,180,000	10%	All Assets	4/23/05	12/31/06
3/3/05	800,000	10%	All Assets	5/1/05	12/31/06
6/2/05	1,250,000	10%	All Assets	12/31/05	12/31/06
7/29/05	450,000	18%	All Assets	12/31/05	12/31/06
11/18/05	30,000	18%	All Assets	3/31/06	12/31/06
Financing Subsequent to December 31, 2005
2/21/06	480,000	12%	All Assets	12/31/06	12/31/06
6/28/06	25,000	15%	All Assets	12/31/06	12/31/06
10/20/06	600,000	12%	All Assets	4/20/08

On May 20, 2005, we entered into a Promissory Notes Modification Agreement with Barron, extending the due date of certain of the above Notes, until December 31, 2005. Subsequently, the note was extended until December 31, 2006. In connection with this arrangement, Barron agreed to subordinate its right of payment and interest on such notes and other future indebtedness to Kenneth A. Steel, Jr., who is the holder of a $500,000 promissory note of XRG. We are obligated to use at least seventy percent (70%) of the proceeds from any debt on equity financings to repay these notes.

During June 2005, the Company received funding from Barron, its largest shareholder, consisting of 16 units totaling $1,600,000. A $100,000 unit consisted of (i) a $78,125 promissory note, and (ii) $21,875 allocated to acquire 10,937.5 shares of its common stock at $2.00 per share and the right to acquire 343,750 shares of common stock through a warrant with an exercise price of $2.00. Accordingly, in June 2005, Barron invested $350,000 to acquire 175,000 shares of our common stock and is the holder of a $1,250,000 promissory note. The $1,250,000 promissory note has an annual interest rate of 10% and matures on December 31, 2005. Subsequently, the note was extended until December 31, 2006. In addition, Barron has the right to acquire 5,500,000 shares of common stock pursuant to the warrant granted on June 2, 2005, at an exercise price of $2.00. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 5.5 million shares of common stock was allocated 78% to the debt proceeds and 22% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $889,996 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.

On August 2, 2005, XRG, Inc. (“XRG”) received $600,000 from Barron, its largest shareholder, as an infusion of additional working capital. The agreements for this funding were executed on July 29, 2005. This funding is the form of units, consisting of promissory notes, common stock and common stock purchase warrants. Each $60,000 unit consist of a $45,000 note, 7,500 shares of common stock with a purchase price of $2.00 per share and warrants to acquire 375,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. Accordingly, in the aggregate, XRG has issued $450,000 of promissory notes bearing interest at 18% per annum with a maturity date of December 31, 2005. Subsequently, the note was extended until December 31, 2006. In addition, XRG issued to Barron 75,000 shares of its common stock at a purchase price of $2.00 per share, for a total purchase price of $150,000. XRG issued to Barron a warrant to acquire up to 3,750,000 of its common stock exercisable at $2.00 per share. These warrants have cashless exercise, registration rights, and most favored nation’s anti-dilution protection. The warrant to purchase the 3,750,000 shares of common stock was allocated 75% to the debt proceeds and 25% to the equity proceeds. The portion of the warrant that was allocated to the debt proceeds was valued at $331,798 which was recorded as a discount on notes payable and will be amortized to interest expense over the life of the note.

On November 18, 2005, XRG received $30,000 from Barron Partners, LP in order to meet fuel funding requirements for which Barron was issued a $30,000 promissory note with interest at 18.0% and maturing on March 31, 2006. Subsequently, the note was extended until December 31, 2006.

On February 21, 2006, XRG received $580,000 from Barron Partners, LP (“Barron”) in order to meet interim working capital requirements, which includes the elimination of an overdraft position with Wachovia Bank. The securities acquired by Barron were issued in ten (10) units. Each unit consisted of a $48,000 note, 5,000 shares of Common Stock with a purchase price of $2.00 per share, subject to adjustment and warrants to acquire 10,000,000 shares of XRG’s Common Stock exercisable at $2.00, subject to adjustment. In the aggregate, Barron was issued a $480,000 promissory note bearing interest at 12.0% per annum with a maturity date of December 31, 2006, 50,000 shares of XRG’s Common Stock at a purchase of $2.00 per share, and warrants to acquire 100,000,000 shares of XRG’s Common Stock exercisable at $2.00 per share.

On June 28, 2006, XRG received $25,000 from Barron Partners, LP in order to meet the first payment in the Couture settlement for which Barron was issued a $25,000 promissory note with interest at 15.0% and maturing on December 31, 2006.

All of the aforementioned notes with Barron Partners, LP are currently in default. The Company is negotiating with Barron for extensions of the due dates.

On October 20, 2006, XRG received $600,000 from Barron Partners, LP in order to finance the transaction agreements with Chromos, Inc based in Central Florida to enter into a three year agency agreement with XRG and with Local Logistics, LLC to enter into a three year agency agreement with XRG, and working capital for XRG for which Barron was issued a $600,000 promissory note with interest at 12.0%, maturing on April 20, 2008 with payments of interest and principal beginning February 2007.

The shares and warrants issued to Barron have registration rights, most favored nation’s anti-dilution protection, cashless exercise provisions, and registration rights with liquidated damages.

•	Restructured Arrangements with Kenneth A. Steel, Jr.

On January 5, 2005 Mr. Steel, an existing shareholder advanced us $500,000 pursuant to a promissory note that was originally repayable on February 5, 2005. The Company did not pay this note as due and obtained an original extension through March 31, 2005. As part of the Company’s recent restructuring it has entered into a restated promissory note with Ken Steel for $500,000, which is payable on December 31, 2005 and bears interest at 17%. Default interest is 24% and XRG has agreed to grant Mr. Steel a lien and security interest in its assets. Barron has agreed to subordinate repayment of principal and interest on all Barron notes to the repayment of Mr. Steel’s note. In May 2005, XRG paid Mr. Steel approximately $72,900 to satisfy past defaults and as forbearance consideration. Interest is payable monthly. During June 2005, the Company granted a warrant to this note holder to acquire up to 1,000,000 shares of its Common Stock at an exercise price of $2.00 per share, subject to anti-dilution adjustment. This warrant was valued at $721,068 of which $500,000 was recorded as a discount on notes payable and $221,068 was recorded to a deferred equity account. These amounts were amortized to interest expense over the life of the note.

•	Current Liquidity

During the nine-month period ended December 31, 2005; we used $1,315,222 in cash from operating activities as compared to $4,594,305 during the same period in 2004. There were no investing activities for the present nine-month period. Financing activities for the nine-month period ended December 31, 2005 provided $1,315,222 of which $1,730,000 is proceeds from promissory notes and $501,667 is proceeds from common stock and options exercised. Our current cash balance at December 31, 2005 is -0-.

During October 2005, we entered into an agreement with CAPCO whereby CAPCO advanced $200,000 to us from which CAPCO received a certificate of deposit pledge from Barron in the amount of $200,000. Also, CAPCO increased the advance rate from 85% to 87.5% of the accounts receivables that are less than ninety days old. On January 6, 2006, the Company must repay the $200,000 and the advance rate will decrease back to 85% of the eligible accounts receivables. If the Company does not pay back the $200,000 by January 6, 2006 or if the Company has an event of default with CAPCO: CAPCO may liquidate the pledged certificate of deposit. We entered into this agreement as several of our accounts receivable were over ninety days and we determined that when we converted to the Load Z system to do our billing, not all of the invoices were printed and mailed. Currently the invoices printed and mailed are compared to a listing of invoices for that day to ensure they are all printed and mailed out. The CAPCO advance of $200,000 and increase of the advance rate is to provide us some liquidity while we are collecting on these invoices and we will use the monies we collect on the over ninety days to pay the advance and to absorb the reduction in the advance rate. At January 31, 2006 we reduced our advance rate back to 85.0%, but were unable to repay the $200,000 advance from CAPCO until we moved our accounts receivable financing to Corporate Billing, Inc. on August 3, 2006, at which time the $200,000 advance was repaid to CAPCO.

We are currently in default under $155,000 of 15% convertible notes due to six note holders that matured on December 31, 2004; $20,000 of 12% notes due to two note holders that matured during April and June 2005 and have a redemption premium of 150%; $10,000 of 12% notes due to two note holders which matured on September and October 2004; and one other promissory note of $50,000 due to one holder which matured on February 1, 2005. We issued the $50,000 note holder 7,500 shares of our common stock at maturity for accrued interest. We also are obligated to issue 10,000 shares of common stock each month until this note is paid off. We have negotiated settlement agreement for three of the notes in default as described in “Note 4 – Notes Payable in Notes to Consolidated Financial Statements.”

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred operating losses of approximately $5,596,000 for the nine months ended December 31, 2005, have an accumulated deficit at December 31, 2005 of approximately $40,981,000, which consists of approximately $15,405,000 from unrelated dormant operations and $25,576,000 from current operations; and a tangible negative net worth of approximately $6,699,000 as of December 31, 2005. In addition, we have negative working capital of approximately $6,744,000 at December 31, 2005 and have used approximately $1,315,222 of cash from operations for the nine months ended December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, current management concluded that our disclosure controls and procedures for the quarter ended December 31, 2005 were inadequate and that XRG continues to experience material weaknesses in its disclosure controls and procedures. In an attempt to mitigate such disclosure controls and procedures weaknesses we have taken various measures. We have also restructured our business model from an asset based to a non-asset based carrier which should substantially reduce the accounting and administrative controls and procedures requirements imposed upon us. During the quarter ended December 31, 2005, we continued implementing one uniform accounting and information systems software package – Load Z. During the quarter, we determined that this system would not meet our needs and began reviewing industry standard software to implement which we hope will improve our financial and information reporting systems. However, we do not currently have the available cash resources to acquire an industry standard software platform. In addition, such platforms will still need substantial modifications in order to meet the needs of the XRG operating models.

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

We have appointed Jay Ostrow, our current Principal Accounting Officer and Controller, to Chief Financial Officer. A substantial amount of our financial statement preparation and underlying schedules were prepared utilizing the services of an outside consultant during the preparation of our 2004 and 2005 audits under the prior CFO. However, we believe it is essential to have a fulltime and competent Chief Financial Officer, if we are to adequately remediate the controls and procedures deficiencies identified by PNC.

During the year ended March 31, 2005 we utilized at one time or another three separate accounting and informational reporting software packages. Daily revenues and direct costs were recorded in Strategy-5. Journal entries were recorded in LoadZ and part of our accounts payable were recorded in ACC Pac. It was generally agreed that Strategy-5 was difficult to use and that many users did not follow input protocol procedures which resulted in numerous phantom and duplicate transactions that required reversal or adjustment. Furthermore, these systems did not interface with each other and we were not able to generate accurate trial balances and general ledgers without substantial manual input and use of excel format spreadsheets. Subsequent to March 31, 2005, we made the decision to abandon ACC Pac and Strategy-5.

During the remainder of the year ended March 31, 2006, we will use LoadZ as our primary accounts payable, general ledger and informational reporting software package, but not for distribution. As of the date of this filing we have implemented LoadZ for all of our subsidiaries and agents. We have determined that we need to purchase industry standard software. We are in the process of determining which software package fits our needs and financial situation. We hope that by acquiring and utilizing one uniform information reporting package it will eliminate many of the problems identified in the 2004 reporting package.

During the year ended March 31, 2005 we did not timely reconcile our bank accounts. We are currently dedicating an accounting clerk to make more timely reconciliations of all bank accounts on a monthly basis.

In October 2005, we hired an Operations Accounting Manager, with industry background and experience, to oversee our daily operational processes, including billing, collections and driver settlements. This individual is currently based in our Chattanooga office.

Effective March 1, 2006, XRG moved all of its general and administrative functions as they relate to billing, collections, driver payroll, safety and insurance to Chattanooga, Tennessee. These functions operate in their own space with XRG employees at the offices of our terminal, Express Freight, which is our highest grossing terminal and central to all of our other operating terminals and agents.

Our Board of Directors requires all new contracts be approved by the Board. Board approval is required to issue new shares of our stock. This approval process requires proof that all legal requirements are met prior to issuing shares of stock.

In the future, we will use a 10-KSB and MD&A checklist as a guide in preparing our financial statements and notes.

During the quarter ended June 30, 2004, we began using Spectrum HR (now O2HR), an employee leasing company, to facilitate our payroll processing for all employees for all divisions. Spectrum HR remits the payroll taxes and completes the payroll reports on our behalf. We plan on continuing this relationship with Spectrum HR, which should reduce problems with accurately filing our payroll tax returns.

During the quarter ended December 31, 2005 we continued to experience inadequacies in our accounting systems and internal controls. These include the departure of accounting personnel, including the former chief financial officer; continued difficulties in the conversion of several accounting and logistics management software packages; interpretation for the proper accounting treatment of complex equity transactions, delinquent issuance of stock certificates and balancing out the accounts receivable booked to the invoices sent out which resulted in a large accounts receivable over ninety days.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

In November 2006, XRG settled their claim with Highbourne Corporation, AGB Transportation Services, LLC, Orenic and Kenner. However, the operations of Highbourne are no longer included in the XRG financial statements from April 8, 2005 through December 31, 2005.

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

Mr. Couture had refused to voluntarily resign as director of XRG, notwithstanding the institution of this lawsuit. On August 5, 2005, XRG received the written consents from the holders of 9,416,042 shares of its common stock, representing approximately 62% of its outstanding common consented to the removal of Stephen Couture as a director of XRG.

XRG has filed a counterclaim for declaratory relief, breach of contract, breach of fiduciary duty, and fraud in the inducement against Mr. Couture in the above referenced action.

On June 22, 2006, Mr. Couture and XRG entered into a mediation agreement. Mr. Couture agrees to return all of his and his father’s shares of common stock totaling 574,166 shares in exchange for six monthly payments of $25,000 and one payment of $4,375. XRG management and counsel felt that the settlement was reasonable and less than half the anticipated legal fees to litigate the matter.

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

In April 2006 the Company entered into a settlement agreement with the noteholders for monthly payments of $10,000 until June 2007 with accrued interest being payable in cash or shares of common stock in July 2007.

•	Former Employee Claims

Andrew Davis, a former employee has filed a charge of discrimination with the U.S. Equal Employment Opportunity Commission (“EEOC”) as well as a complaint with the Department of Labor alleging he was terminated in violation of Sarbanes-Oxley. The Department of Labor found that Mr. Davis’ allegations were without merit and has withdrawn the complaint. The EEOC reached the same conclusion.

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

Based upon the above factors, the Company recorded the common stock issued to RSV as a deposit which was written off during the quarter ended March 31, 2005. The Company has booked an accrual for the damages claimed by RSV as of December 31, 2005.

Item 2.	Change in Securities and Use of Proceeds

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

During the three months ended December 31, 2005 we issued in total 90,000 shares of our common stock for interest valued at approximately $37,660. These shares were issued to an individual, who is a sophisticated investor. We believe these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

We are currently in default under $155,000 of 15% convertible notes due to six note holders that matured on December 31, 2004; $20,000 of 12% notes due to two note holders that matured during April and June 2005 and have a redemption premium of 150%; $10,000 of 12% notes due to two note holders which matured on September and October 2004; and one other promissory note of $50,000 due to one holder which matured on February 1, 2005. We issued the $50,000 note holder 7,500 shares of our common stock at maturity for accrued interest. We also are obligated to issue 10,000 shares of common stock each month until this note is paid off. In addition, we have satisfied part of our obligations to various other note holders through the conversion of such notes and the sale of the shares received upon conversion pursuant to Rule 144. At December 31, 2005, we have accrued interest on all of these securities that are in default. We have negotiated settlement agreement for three of the notes in default as described in “Note 4 – Notes Payable in Notes to Consolidated Financial Statements.”

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

Effective May 20, 2005, a Mutual General Release was entered into between XRG, Barron and Donald Huggins. Mr. Huggins agreed that upon execution of this Release by all parties, he shall resign as a Director of XRG. Mr. Huggins agreed to release XRG and Barron from all claims, including but not limited to, obligations of XRG to Mr. Huggins pursuant to his Consulting Agreement dated March 1, 2004 and the Amendment thereto dated February 10, 2005. Mr. Huggins was released of all claims by XRG or Barron except claims grounded upon fraud, malfeasance, misappropriation of assets or theft. In addition, Mr. Huggins agreed to reduce his stock ownership in the Company by twenty-five percent (25%) so that his net holdings is approximately five hundred fifty two thousand five hundred (552,500) shares. Mr. Huggins was released of all claims by XRG or Barron except claims grounded upon fraud, malfeasance, misappropriation of assets or theft.

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

Effective December 10, 2005 XRG terminated the trailer and terminal agreements with J Bently Companies, Inc., Joseph Stapleton, and Stanley Shadden as Mr. Stapleton and Mr. Shadden were unable to effectively manage their agency in a manner that was financially beneficial to XRG. Although the operations of J Bently Companies did contribute to our revenues, the costs associated with the J Bently Companies operations resulted in a negative contribution to our net income.

Effective January 31, 2006 XRG notified its shareholders of record that shareholders holding a majority of the voting power amended the Certificate of Incorporation in order to increase the amount of authorized common stock from 25,000,000 shares to 50,000,000 shares.

On February 20, 2006, XRG and R&R Express, Inc., agreed to terminate the Administrative Services Agreement between XRG, Inc., XRG G&A, Inc., R&R Express, Inc. and Richard Francis, which was originally entered as of April 1, 2005 and amended on or about April 25, 2005. XRG, R&R Express, Inc., and Mr. Francis agreed to a 30-day transition period to relocate the administrative functions, which were managed by R&R Express, Inc. and Mr. Francis at R&R Express, Inc. Pittsburgh’s headquarters back to XRG.

In connection with the termination of the Administrative Services Agreement, effective February 21, 2006, Mr. Francis resigned as our Chief Executive Officer and a Director. The termination of this relationship also affects XRG’s ability to maintain the business and revenue of R&R Express Intermodal, Inc. In March 2006, R & R Express Intermodal, Inc. ceased operating as an agency of XRG.

XRG appointed Eddie R. Brown as its new Chief Executive Officer, effective February 21, 2006. Mr. Brown brings over thirty-five years of trucking industry experience to the Company. He is the co-founder and CEO of Highway Transport, Inc. in Evergreen, Alabama, a terminal which operates with XRG under an agency agreement.

On February 21, 2006, XRG received $580,000 from Barron Partners, LP (“Barron”) in order to meet interim working capital requirements, which includes the elimination of an overdraft position with Wachovia Bank. The securities acquired by Barron were issued in ten (10) units. Each unit consisted of a $48,000 note, 5,000 shares of Common Stock with a purchase price of $2.00 per share, subject to adjustment and warrants to acquire 10,000,000 shares of XRG’s Common Stock exercisable at $2.00, subject to adjustment. In the aggregate, Barron was issued a $480,000 promissory note bearing interest at 12.0% per annum with a maturity date of December 31, 2006, 50,000 shares of XRG’s Common Stock at a purchase of $2.00 per share, and warrants to acquire 100,000,000 shares of XRG’s Common Stock exercisable at $2.00 per share.

Effective March 1, 2006, XRG moved all of its general and administrative functions from Pittsburgh as they relate to billing, collections, driver payroll, safety and insurance to Chattanooga, Tennessee. These functions operate in their own space with XRG employees at the offices of our terminal, Express Freight.

On March 15, 2006 the note between the Company and United Bank was successfully restructured between the Company, HTI and United Bank. The Company’s portion of the restructured debt is $396,125 with interest at 9.50% and monthly payments of $6,000 increasing to $9,090 in April 2007. The note matures on March 15, 2011.

During the quarter ended March 31, 2006, XRG entered into four new agency agreements with terminals in Memphis, Tennessee; Augusta, Georgia; Atkins, Arkansas and Russellville, Arkansas.

On April 1, 2006 Eddie R. Brown entered into a three year employment agreement with XRG with a base compensation of $104,000 per year, a revenue override of 0.15% of billed line haul and brokerage revenues, and 1,000,000 shares of the Company’s common stock vested over three years.

In April 2006 the Company entered into a settlement agreement with the $155,000 convertible unsecured note holders for monthly payments of $10,000 until June 2007 with accrued interest being payable in cash or shares of common stock in July 2007.

In May 2006 the Company entered into a settlement agreement with a $10,000 note holder for monthly payments of $1,000 until February 2007 with accrued interest being payable in shares of common stock in March 2007.

On June 22, 2006, Mr. Couture and XRG entered into a mediation agreement. Mr. Couture agrees to return all of his and his father’s shares of common stock totaling 574,166 shares in exchange for six monthly payments of $25,000 and one payment of $4,375. XRG management and counsel felt that the settlement was reasonable and less than half the anticipated legal fees to litigate the matter.

In June 2006 the Company entered into a settlement agreement with the $100,000 convertible note holder for monthly payments of $3,300 until October 2008 with accrued interest being payable in shares of common stock in April, August and December 2007.

On June 28, 2006, XRG received $25,000 from Barron Partners, LP in order to meet the first payment in the Couture settlement for which Barron was issued a $25,000 promissory note with interest at 15.0% and maturing on December 31, 2006.

Effective August 3, 2006 The Company entered into a factoring arrangement with Corporate Billing, Inc. (CBI) Under the terms of the Client Agreement, XRG is advanced 90.0% of the daily billing and maintains a reserve of 10.0% with CBI from which interest at the Wall Street Journal prime rate and the discount fee of 0.45% is deducted. The advance rate was an improved by 5.0% over CAPCO’s advance rate and the interest rate was reduced by 5.0%. Additionally, the were no commitment fees or renewal fees.

On August 3, 2006 XRG terminated its accounts receivable financing relationship with CAPCO.

On October 20, 2006, XRG received $600,000 from Barron Partners, LP in order to finance the transaction agreements with Chromos, Inc based in Central Florida to enter into a three year agency agreement with XRG and with Local Logistics, LLC to enter into a three year agency agreement with XRG, and working capital for XRG for which Barron was issued a $600,000 promissory note with interest at 12.0%, maturing on April 20, 2008 with payments of interest and principal beginning February 2007.

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

XRG, Inc.
Dated: January 3, 2006	/s/ Eddie R. Brown
Eddie R. Brown Chief Executive Officer, President and Director

/s/ Jay E. Ostrow
Jay E. Ostrow Chief Financial Officer and Principal Accounting Officer and Director